Form 10-K
period 1993-12-31
CONSOLIDATED RAIL CORP /PA/
filed 1994-03-25
CIK 810765

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

(Mark One)
  [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1993
                          -----------------
                                    OR

  [  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For Transition Period from _________________ to ____________________

Commission File No. 1-9064

                       CONSOLIDATED RAIL CORPORATION
                       -----------------------------
          (Exact name of registrant as specified in its charter)

       Pennsylvania                                    23 1989084
- --------------------------------        ---------------------------------------
(State or other jurisdiction            (I.R.S. Employer Identification Number)
of incorporation or organization)

2001 Market Street, Two Commerce Square
Philadelphia, Pennsylvania                                  19101-1417
- --------------------------------------------                ----------
    (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code  (215) 209-4000
                                                    --------------
Securities registered pursuant to Section 12(b) of the Act:      NONE
Securities registered pursuant to Section 12(g) of the Act:      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
   ------    ------
Aggregate market value of voting stock held by non-affiliates of the Registrant (as of March 1, 1994): $0.

Shares of Common Stock Outstanding (as of March 1, 1994): 100 Shares, all of which are held by the parent of the Registrant

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
(J)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                           TABLE OF CONTENTS
                           -----------------


         Item                                                      Page
         ----                                                      ----

Part I     1.  Business.......................................        1
           2.  Properties.....................................        3
           3.  Legal Proceedings..............................        4
           4.  Submission of Matters to a Vote of Security
                  Holders.....................................       10


Part II    5.  Market for Registrant's Common Equity and
                  Related Stockholder Matters.................       10
           6.  Selected Financial Data........................       10
           7.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations..................................       10
           8.  Financial Statements and Supplementary Data.....      15
           9.  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure......       40


Part III  10.  Directors and Executive Officers of the
                  Registrant..................................       40
          11.  Executive Compensation.........................       40
          12.  Security Ownership of Certain Beneficial
                  Owners and Management.......................       40
          13.  Certain Relationships and Related Transactions.       40


Part IV   14.  Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K.........................       41

Power of Attorney.............................................       44
Signatures....................................................       44

Exhibit Index.................................................       46

                              PART I

Item 1.   Business.
- ------    --------
     GENERAL.  Consolidated Rail Corporation ("the Company") is a
     -------
Pennsylvania corporation incorporated on February 10, 1976 to acquire, pursuant to the Regional Rail Reorganization Act of 1973, the rail properties of many of the railroads in the northeast and midwest region of the United States that had gone bankrupt during the early 1970's, the largest of which was the Penn Central Transportation Company. Pursuant to the Conrail Privatization Act, the United States Government sold 85% of the Company's common stock in a public offering on March 26, 1987. The remaining 15% of the Company's common stock, which was then held in connection with an employee stock ownership plan, was distributed to then present and former employees or their beneficiaries in 1987.

     On July 1, 1993, pursuant to an Agreement and Plan of Merger approved by the shareholders of the Company on May 26, 1993, each share of the Company's common stock that was issued and outstanding or held in the treasury, and each share of the Company's outstanding preferred stock, all of which were held by the Non-union Employee Stock Ownership Plan (the "ESOP"), were automatically converted into one share of the common stock and preferred stock, respectively, of Conrail Inc., a Pennsylvania corporation incorporated on February 12, 1993. On July 1, 1993, Conrail Inc. became the publicly held entity and holding company of the Company, which remains Conrail Inc.'s only significant subsidiary and primary asset.

     RAIL OPERATIONS.  The Company provides freight transportation
     ---------------
services within the northeast and midwest United States. The Company interchanges freight with other United States and Canadian railroads for transport to destinations within and outside the Company's service region. The Company operates no significant line of business other than the freight railroad business and does not provide common carrier passenger or commuter train service.

     The Company serves a heavily industrial region that is marked by dense population centers which constitute a substantial market for consumer durable and non-durable goods, and a market for raw materials used in manufacturing and by electric utilities. The Company's traffic levels are substantially affected by its ability to compete with trucks and other railroads, the economic strength of the industries and metropolitan areas that produce and consume the freight the Company hauls, and the traffic generated by the Company's connecting railroads. The Company remains dependent on non-bulk traffic, which tends to generate higher revenues than bulk commodities, but also involves higher costs and is more vulnerable to truck competition.

     The Company's significant freight commodity groups include chemicals and related products, coal, intermodal, automotive parts and finished vehicles, metals and related products, food and grain products, and forest products.

     In late 1993, the Company announced the reorganization of its Marketing and Sales and Operating Departments into four service networks: Intermodal Service, Automotive Service, Unit Trains Service and Core Service. The Unit Trains network will handle coal and ore traffic, with the remaining commodities, other than automobiles and intermodal, to be handled by the Core network. Effective in 1994, each of these groups controls the integrated planning, pricing and operating functions that will enable them to tailor services, develop products and make capital investments directed toward the special requirements of their respective customers.

     GOVERNMENT REGULATION.  The Company is subject to
     ---------------------
environmental, safety and other regulations generally applicable to all businesses, and its rail operations are also regulated by the Interstate Commerce Commission ("ICC"), the Federal Railroad
Administration ("FRA"), state Departments of Transportation and some state and local regulatory agencies.

     The ICC has jurisdiction over, among other things, rates charged for certain traffic movements, service levels, freight car rents, and issuance or guarantee of railroad securities. It also has jurisdiction over the situations and terms under which one railroad may gain access to another railroad's traffic or facilities, extension or abandonment of rail lines, consolidation, merger, or acquisition of control of rail common carriers and of other carriers by rail common carriers and labor protection provisions in connection with the foregoing.

     Federal regulation of rates and services has been reduced. The ICC has deregulated rates for intermodal traffic, most boxcar traffic and, most recently, a series of miscellaneous commodities, including steel and automobiles. In addition, railroads are free to negotiate contracts with shippers setting rates, service standards and the terms for movements of other kinds of traffic. As a result, railroads have greater flexibility in adjusting rates and services to meet revenue needs and competitive conditions.

     The FRA has jurisdiction over safety and railroad equipment standards.

     The Company's operations are also subject to a variety of governmental laws and regulations relating to the protection of the environment. In addition to being involved as a potentially responsible party at numerous Superfund sites (see Item 3 - "Legal Proceedings"), the Company is subject to increasing regulation of its transportation and handling of certain hazardous and non-hazardous commodities and waste, which has resulted in additional administrative and operating costs. See Note 12 to the Consolidated Financial Statements elsewhere in this Annual Report.

Item 2.   Properties.
- ------    ----------
     As of December 31, 1993, the Company (excluding its subsidiaries) maintained 20,109 miles of track including track for crossovers, turnouts, second main, other main, passing and switch track, on its 11,831 mile route system. Of total route miles, 9,961 are owned, 56 are leased or operated under contract and 1,814 are operated under trackage rights, including approximately 300 miles operated pursuant to an easement over Amtrak's Northeast Corridor. As of December 31, 1993, virtually all track over which at least 10 million gross tons moved annually (6,276 track miles) was heavy-weight rail of at least 127 pounds per yard, and approximately 98% of such track had continuous welded rail. Continuous welded rail reduces track maintenance costs and, in general, permits trains to travel at higher speeds. As of December 31, 1993, the Company had 9,412 miles of continuous welded rail on track it maintained.

     As of December 31, 1993, all of the 5,647 track miles maintained for fast freight traffic had a maximum operating speed of 50 MPH or more, and 33% had a maximum operating speed of at least 70 MPH. As of December 31, 1993, approximately 96% of the track over which at least 10 million gross tons moved annually was governed by automatic signal systems. In all, as of December 31, 1993, 7,610 miles of track were controlled by automatic signal systems.

     The Company owns (or uses subject to capitalized leases) 2,187 locomotives with an average age of 16.6 years and 60,017 freight cars of various types (including 17,595 freight cars under operating leases) with an average age of 21.0 years.

Item 3.  Legal Proceedings.
- ------   -----------------
     Occupational Disease Litigation.  The Company has been named
     -------------------------------
as a defendant in lawsuits filed pursuant to the provisions of the Federal Employers' Liability Act ("FELA") by persons alleging
(1) personal injury or death caused by exposure to asbestos in connection with railroad employment; (2) complete or partial loss of hearing caused by exposure to excessive noise in the course of railroad employment; and (3) repetitive motion injury in connection with railroad employment. As of December 31, 1993, the Company is a defendant in 694 pending asbestosis suits, 1,262 pending hearing loss suits and 16 pending repetitive motion injury suits, and had notice of 609 potential asbestosis claims, 4,746 potential hearing loss claims and 1,049 potential repetitive motion injury claims.

     The Company expects to be named as a defendant in a significant number of occupational disease cases in the future.

     Structure and Crossing Removal Disputes in Connection With
     ----------------------------------------------------------
Lines Abandoned Under NERSA.  The Company may be responsible, in
- ---------------------------
whole or in part, for the costs of removal of several hundred overhead and underpass crossings located on railroad lines it has abandoned under the Northeast Rail Service Act of 1981 ("NERSA") (and, in some instances, responsible for the removal of the lines of railroad themselves as well as appurtenant structures). The Company's liability for the removal of such lines, crossings and structures will be determined on a case-by-case basis. Some states have imposed upon the Company the obligation to remove certain crossings.

     In 1989, an organization of interests that own property under and adjacent to the Company's elevated West 30th Street rail line running along the west side of lower Manhattan filed a petition with the ICC seeking to force the Company to abandon the line and finance its removal, which could cost in excess of $30 million. The ICC voted in January 1992 to grant the property owners' petition, subject to the owners posting a bond indemnifying the Company for any demolition costs exceeding $7 million. The property owners have refused to post the bond. The parties have appealed to the United States Court of Appeals for the District of Columbia.

     Withdrawal from RCAF Master Tariff.  The Rail Cost Adjustment
     ----------------------------------
Factor ("RCAF") is an index of rail costs issued by the ICC according to which railroads may adjust their regulated rates for inflation and cost increases free of regulatory interference. In March 1989, the ICC decided to offset the quarterly RCAF by the entirety of the average rail industry productivity gain, in a proceeding previously disclosed by the Company in its quarterly report on Form 10-Q for the period ended June 30, 1992 ("Productivity Adjustment to Cost Recovery Process").

     On January 1, 1990, the Company ceased applying RCAF increases to its regulated rates, by ending its participation in the RCAF master tariff. Effective July 1, 1990, the Company published a series of independent rate increases approximately equal to its increases in costs as reflected by the RCAF. The Company's action was contested, but was upheld by the ICC. Since July 1, 1990, the Company has continued to make independent selective increases to its regulated rates. These regulated rates will continue to be subject to individual challenge to the extent the levels of the increases exceed those previously permitted pursuant to the RCAF and no other statutory provisions bar ICC jurisdiction.

     In January 1991, the ICC commenced a proceeding at the request of a shippers' organization to clarify the legal effect of the Company's (and other railroads') withdrawal from the RCAF master tariff, including the shippers' assertion that railroads thereby lose protection from challenge for rates previously adjusted under these procedures. In April 1991, the Company individually opposed and participated in the rail industry's opposition to the petition. A decision is awaited.

     Engelhart v. Consolidated Rail Corp.  In connection with the
     -----------------------------------
Special Voluntary Retirement Program offered to certain employees in late 1989 and early 1990, the Company used surplus funds in its overfunded Supplemental Pension Plan ("Plan") to fund certain aspects of that program. In December 1992, certain former employees of the Company brought suit challenging the use of surplus Plan funds (i) to pay administrative Plan expenses previously paid by the Company, (ii) to fund the Special Voluntary Retirement Program, and (iii) to pay life insurance and medical insurance premiums of former employees as improper and unlawful, and alleging that employees who have made contributions to the Plan or its predecessor plans are entitled to share in the surplus assets of the Plan. In August 1993, the federal district court granted the Company's Motion to Dismiss the majority of counts in the complaint, but declined to dismiss the issue of the Company's use of Plan assets to pay administrative expenses of the Plan, which are estimated to be approximately $25 million as of December 31, 1993. However, the Company believes that the use of surplus Plan assets for this purpose is lawful and proper. The Company intends to use surplus Plan assets in a similar manner in connection with its 1994 early retirement program.

     Environmental Litigation.  The Company is subject to various
     ------------------------
federal, state and local laws and regulations regarding environmental matters. In certain instances, the Company has received notices of violations of such laws and regulations and either has taken or plans to take appropriate steps to address the problems cited or to contest the allegations of violation. As of December 31, 1993, the Company had received inquiries from governmental agencies or had been identified, together with other companies, as a potentially responsible party for cleanup and/or removal costs due to its status as an alleged transporter, generator or property owner at 114 locations throughout the country. However, the Company, through its own investigations and assessments, believes it may have some potential responsibility at only 54 of these sites. The significant environmental proceedings, including Superfund sites, are discussed below.

     United States v. Southeastern Pennsylvania Transportation
     ---------------------------------------------------------
Authority ("SEPTA"), National Railroad Passenger Corporation
- ------------------------------------------------------------
("Amtrak"), and Consolidated Rail Corp.  In March 1986, the United
- --------------------------------------
States Environmental Protection Agency ("EPA") filed an action in the United States District Court for the Eastern District of Pennsylvania for cost recovery, injunctive relief, and a declaratory judgment against the Company, Southeastern Pennsylvania Transportation Authority ("SEPTA") and National Railroad Passenger Corp. ("Amtrak") under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA" or "Superfund Law"), as amended. In 1990, the Pennsylvania Department of Environmental Resources intervened as a plaintiff. Suit is based on the release or threatened release at the Paoli Railroad Yard, Paoli, Chester County, Pennsylvania, of polychlorinated biphenyls ("PCBs"), a listed hazardous substance under CERCLA. The Company is sued in its capacity as the operator of the rail yard from April 1, 1976 through December 31, 1982, under an agreement with SEPTA to provide commuter rail service. In March 1992, Penn Central brought suit before the Special Court arguing that the terms of the transfer of its properties to the Company did not contemplate environmental liability for conditions existing at the time of the transfer. The Special Court has determined it has jurisdiction to hear the matter. In February 1993, Penn Central petitioned the district court to stay all proceedings with respect to it pending the outcome of the proceeding before the Special Court. The EPA has responded by filing a petition to stay the district court proceeding in its entirety pending resolution of the Special Court proceeding. Motions and cross-motions for summary judgment by the parties are pending.

     Pursuant to a series of partial preliminary consent decrees, defendants have performed a series of cleanup actions both on and off-site and have conducted a Remedial Investigation/Feasibility Study ("RI/FS"). As of December 31, 1993, the cost of the RI/FS and of the interim cleanup measures performed by the three defendants is approximately $9 million. Those costs have been shared equally among the three defendants but are subject to reallocation. All work done to date has been performed subject to a denial of liability and without waiving any defense to the governmental claim for cleanup costs or other relief.

     On September 16, 1992, the EPA issued a Special Notice Letter to the Company, SEPTA, Amtrak and Penn Central Corporation requesting the parties to provide, within 60 days, a good-faith offer to perform all necessary remediation of the Paoli rail yard site, as well as reimbursement of approximately $2.6 million in past response costs of the EPA. The EPA estimates that its remediation plan as set forth in its Record of Decision will cost approximately $28 million. On November 16, 1992, the parties submitted an offer to pay a portion of the estimated cost of the remediation action selected by the EPA. On January 8, 1993, the EPA rejected the parties' offer on several bases, including that the proposal addressed only a portion of the EPA's recommended remedy for the site. The EPA may now issue an administrative order directing any party to carry out its remediation plan, subject to treble damages and daily penalties for failure to comply without sufficient cause. The estimated cost of the Company's portion of the parties' proposed remedy was included in the 1991 special charge and subsequent adjustments to accruals.

          United States v. Consolidated Rail Corp.  The EPA has
          ---------------------------------------
listed the Company's Elkhart Yard in Indiana on the National Priorities List. The EPA contends that chemicals have migrated from the yard and contaminated drinking wells in the area. On February 14, 1990, the EPA filed a civil action against the Company in the U.S. District Court for the Northern District of Indiana seeking recovery of approximately $345,000 for costs incurred in protecting the water supply. In addition, the EPA seeks a declaratory judgment against the Company for all future costs incurred in responding to the release or threatened release of hazardous substances from the site. The Company believes it is not the sole source and may not be a contributing source to the contamination alleged by the EPA. The Company filed a third-party action joining Penn Central as a defendant, to which Penn Central has responded by filing a declaratory judgment action in Special Court. (See previous discussion regarding the Special Court under "United States v. SEPTA, et al"). On July 7, 1992, the EPA issued an order requiring the Company and Penn Central to implement the interim remedy set forth in the Record of Decision. The Company is performing the interim remedy in compliance with the EPA order and is simultaneously in litigation with the EPA over the implementation of the remedy. Penn Central has declined to participate. The estimated cost of remediation was included in the Company's 1991 special charge and subsequent adjustments to accruals.

     United States v. Consolidated Rail Corp., et al.  The Company
     -----------------------------------------------
has been identified as the fifth largest generator of waste oil at the Berks Associates Superfund site in Douglasville, Pennsylvania. In addition, the Company has become aware that it and its predecessor, Penn Central, owned a small portion of land that was leased to the operator of the Berks site. As such, the Company's liability could increase due to its questionable status as both an owner and a generator. In August 1991, the EPA issued an administrative order against the Company and thirty-five other entities mandating the implementation of an approximately
$2 million partial remedy and filed a complaint in the U.S. District Court for the recovery of approximately $8 million in costs incurred by the government. The parties have negotiated an administrative order with the EPA and have filed an answer to the civil action. A group of potentially responsible parties (including the Company) undertook compliance with the administrative order. The Company and the 35 other defendants have filed a third-party complaint against approximately 630 entities seeking contribution for the costs of the remedy and government costs. The Company, along with other defendants, is negotiating a settlement with the EPA. On June 30, 1993, the EPA issued another administrative order against the Company and 33 other entities, mandating the remediation of the southern portion of the site. The effective date of the order has been delayed in light of the negotiations.

     The most expensive aspect of the remediation of the site is the clean-up of Source Area 2, which the government estimates at between $45 and $55 million. This Source Area was closed prior to the Company's incorporation, and therefore the Company has maintained that it is not liable for the cost of remediating Source Area 2.

     United States v. Consolidated Rail Corp., et al.  The Company
     -----------------------------------------------
is a potentially responsible party ("PRP"), along with more than 50 other parties, in the United Scrap Lead federal Superfund action in Troy, Ohio, where substantial quantities of batteries were disposed of over a period of several years. The EPA sued the Company and nine other parties in August 1991 in the Southern District of Ohio for the recovery of approximately $2 million in past costs. The Company and other PRP's have commissioned treatability studies.
The court has imposed a stay to discuss whether this matter can be settled. The parties are negotiating over the nature of the remediation to be undertaken at the site.

     Commonwealth of Massachusetts v. Consolidated Rail Corp.  On
     -------------------------------------------------------
April 21, 1992, the Massachusetts Attorney General filed suit in Superior Court of Massachusetts alleging the Company's violation of the Massachusetts Clean Air Act and its implementing regulations by allowing diesel engines to idle unnecessarily and/or in excess of thirty minutes. On May 4, 1992, the court entered a preliminary injunction, the terms of which are substantially consistent with the Company's existing idling policy. The Attorney General subsequently filed a complaint alleging the Company's violation of the preliminary injunction. On February 2, 1993, the parties entered into a partial settlement agreement; however, the Attorney General has alleged that the Company has failed to comply with certain provisions of the settlement.

     United States v. Consolidated Rail Corp., The Monongahela
     ---------------------------------------------------------
Railway Company, et al.  On September 30, 1992, Region VIII of the
- ----------------------
EPA filed an administrative action for civil penalties against the Company and its former wholly-owned subsidiary, The Monongahela Railway Company (now merged into the Company), under the Toxic Substances Control Act for allegedly improper handling of a shipment of PCB contaminated soil. The other railroads in the movement and the shipper were served with similar complaints. The Company is currently negotiating with EPA.

     New York State Department of Environmental Conservation Order
     -------------------------------------------------------------
On Consent.  On February 18, 1993, the New York State Department of
- ----------
Environmental Conservation ("NYSDEC") served the Company with a draft Order on Consent requiring the payment of fines in connection with its inspection of Selkirk Yard. The Order also seeks compensation for the hiring of three full-time NYSDEC employees to monitor the Company's compliance at Selkirk and two other rail yards in New York. The Company is negotiating the terms of the Order with NYSDEC.

     Conway Yard, Pittsburgh.  In 1991, the Company received
     -----------------------
Notices of Violation ("NOV") from the Pennsylvania Department of Environmental Resources ("PADER") alleging violations of the Clean Streams Act for discharges of oil into the Ohio River. In September 1993, PADER sent to the Company a draft Consent Order and Agreement requiring a comprehensive site remediation for soil, ground water, surface waters and sediments at the Conway rail yard and requiring the payment of an undisclosed amount of civil fines in connection with violations at the yard, including continuing ground water contamination. The Company and PADER are negotiating the extent of the investigation and remediation to be undertaken at the yard.

     Other.  In addition to the above proceedings, the Company has
     -----
been named in various legal proceedings arising out of its activities as an employer and as an operator of a freight railroad, including personal injury actions brought by its employees under FELA, as well as administrative proceedings with and investigation by government agencies.

     In view of the inherent difficulty of predicting the outcome of legal proceedings, particularly in certain matters described above in which substantial damages are or may be sought, the

Company cannot state what the eventual outcomes of such legal proceedings will be. Certain of these matters, if determined adversely to the Company, could result in the imposition of substantial damage awards against, or increased costs to, the Company that could have a material adverse effect on the Company's results of operations and financial position. The Company's management believes, however, based on current knowledge, that such legal proceedings will not have a material adverse effect on the Company's financial position.


Item 4.  Submission of Matters to a Vote of Security Holders.
- ------   ---------------------------------------------------
     Information omitted in accordance with General Instruction
J(2)(c).


                              PART II


Item 5.   Market for Registrant's Common Equity
- ------    -------------------------------------
          and Related Stockholder Matters.
          -------------------------------
     All of the common stock of the Company is held by Conrail Inc. Accordingly, there is no market for the Company's common stock.

Item 6.  Selected Financial Data.
- ------   -----------------------
     Information omitted in accordance with General Instruction
J(2)(a).

Item 7.   Management's Discussion and Analysis of Financial
- ------    -------------------------------------------------
          Condition and Results of Operations.
          -----------------------------------
     See General Instruction J (2)(a).

Results of Operations
- ---------------------
1993 Compared with 1992

     Net income for 1993 was $164 million compared with 1992 net income of $282 million. The decrease in net income is attributable primarily to the following unusual or one-time charges in 1993: one-time after tax charges of $70 million for adoption of required changes in accounting for income taxes and postretirement benefits other than pensions; the reserve for intercompany receivables related to the planned disposition of Concord Resources Group, Inc., ("Concord") a subsidiary of Conrail Inc., $58 million (net of estimated income tax benefits of $31 million); and the one-time effects on deferred taxes of the increase in the 1993 federal corporate income tax rate, $34 million (see Notes 1, 3, 7 and 8 to the Consolidated Financial Statements elsewhere in this Annual Report). Absent these charges, the Company's net income for 1993 would have been $326 million.

     Operating revenues (primarily freight line haul revenues, but also including switching, demurrage and incidental revenues) increased $93 million, or 2.8%, from $3,345 million in 1992 to $3,438 million in 1993. A 5.0% increase in traffic volume, as measured in units (freight cars and intermodal trailers and containers), primarily as the result of improvement in the economy and growth in the Company's market share, resulted in a $160 million increase in revenues that was partially offset by a 1.6% decrease in average revenue per unit which reduced revenues $54 million. The decline in average revenue per unit is attributable to decreases in average rates which reduced revenue by $62 million, partially offset by a favorable mix of traffic which increased revenues $8 million. Traffic volume increases occurred in the following freight commodity groups: automotive parts and finished vehicles, 13.4%; intermodal, 11.2%; forest products, 6.5%; chemicals and related products, 6.4%; metals and related products, 5.1%; and food and grain products, 3.6%. Coal traffic decreased 9.2%. Switching, demurrage and incidental revenues decreased $13 million.

     Operating expenses increased $34 million, or 1.2%, from $2,811 million in 1992 to $2,845 million in 1993. The following table sets forth the operating expenses for the two years:

                                                  Increase
(In Millions)                    1993      1992  (Decrease)
                               ------    ------  ----------
Compensation and benefits      $1,228    $1,237       $ (9)
Fuel                              178       173          5
Material and supplies             194       197         (3)
Equipment rents                   305       290         15
Depreciation and amortization     282       295        (13)
Casualties and insurance          134       133          1
Other                             524       486         38
                               ------    ------       ----
                               $2,845    $2,811       $ 34
                               ======    ======       ====

     Compensation and benefits costs decreased $9 million, or 0.7%, with relatively stable employment levels. The decrease is attributable primarily to a decrease in payroll taxes, partially offset by increases in fringe benefit costs and increased wage rates. Compensation and benefits as a percent of revenues was 35.7% in 1993 compared with 37.0% in 1992.

     The increase of $15 million, or 5.2%, in equipment rents reflects the effects of new operating leases for equipment and the increase in traffic volume, partially offset by improvement in equipment utilization.

     Depreciation and amortization expense decreased $13 million, or 4.4%, primarily due to lower depreciation rates for locomotives and freight cars as a result of a depreciation study required by the Interstate Commerce Commission.

     Other operating expenses increased $38 million, or 7.8%, primarily due to increases in property and corporate taxes, increases in write-downs of uncollectible accounts, and a reduction in 1992 due to reducing accruals related to a 1991 special charge with no corresponding reduction in 1993.

     The Company's operating ratio (operating expenses as a percent of revenues) was 82.8% for 1993 compared with 84.0% for 1992.

     The reserve for intercompany receivables of $89 million relates to advances made to Concord.

     Other income, net, (representing interest and rental income, property sales and other non-operating items, net) increased $16 million, or 16.3%, from $98 million in 1992 to $114 million in 1993, principally due to higher gains from property sales and increased equity income as a result of higher net income of the Company's affiliated companies.

Liquidity and Capital Resources
- -------------------------------
     The Company's cas and cash equivalents decreased $14 million, from $40 million at December 31, 1992 to $26 million at December 31, 1993. Cash generated from operations, and borrowings are the Company's principal sources of liquidity and are used primarily for capital expenditures, debt service, and dividends. Operating activities provided cash of $495 million in 1993, compared with $496 million in 1992 and $570 million in 1991. Issuance of long-term debt provided cash of $485 million in 1993. The principal uses of cash in 1993 were for property and equipment acquisitions, $566 million, payment of long-term debt including capital lease and equipment obligations, $195 million, and the net repayment of commercial paper, $48 million. Through June 30, 1993, at which time the Company's common stock was converted to Conrail Inc. common stock, $32 million was used for the repurchase of common stock. The Company also paid $142 million in cash dividends on common and preferred stock, including $87 million to Conrail Inc. during the last six months of 1993.

     A working capital (current assets less current liabilities) deficiency of $29 million existed at December 31, 1993, compared with a deficiency of $489 million at December 31, 1992. The decrease in the deficiency is attributable primarily to the increase of $57 million in accounts receivable; the recording of $218 million of current deferred tax assets as a result of adopting SFAS 109 (see Note 7 to the Consolidated Financial Statements elsewhere in this Annual Report); and reductions in short-term borrowings, $48 million, current maturities of long-term debt, $61 million, and accrued and other current liabilities, $86 million. Management believes that the Company's financial position allows it sufficient access to credit sources on investment grade terms, and, if necessary, additional intermediate or long-term debt could be issued for working capital requirements.

     During 1993, the Company issued an additional $114 million of commercial paper and repaid $162 million. Of the remaining $179 million outstanding at December 31, 1993, $100 million is classified as long-term debt since it is expected to be refinanced through subsequent issuances of commercial paper and is supported by a long-term credit facility.

     In February 1993, the Company issued $94 million of Pass Through Certificates to finance the acquisition of equipment. Of these certificates, $54 million are direct obligations of the Company and are secured by the acquired equipment. The remaining $40 million of certificates were issued to finance equipment which the Company will utilize under a capital lease, and while such certificates are not direct obligations of or guaranteed by the Company, the amounts payable by the Company under the lease will be sufficient to pay principal and interest on the certificates.

     The Company issued $79 million of medium-term notes during the first quarter of 1993 under a shelf registration statement filed in April 1990. In May 1993, the Company sold $250 million of 7 7/8% Debentures due 2043 under the same shelf registration statement. During 1993, the Company redeemed $85 million of medium-term notes that were issued in 1988 and 1989.

     In June 1993, Conrail Inc. and the Company filed a new shelf registration statement on Form S-3 which will enable the Company to issue up to $500 million in debt securities or Conrail Inc. to issue up to $500 million in convertible debt or equity securities. The Company issued approximately $63 million of 1993 Equipment Trust Certificates, Series A, in September 1993, under this registration statement. The certificates were used to finance approximately 80% of the cost of certain rebuilt and new freight cars, which the Company will utilize under an operating lease. Although the certificates are not direct obligations of, or guaranteed by the

Company, the amounts payable by the Company under the lease will be sufficient to pay principal and interest on the certificates.

     In November 1993, the Company issued $102 million of 1993 Equipment Trust Certificates, Series B, to finance approximately 85% of the cost of 80 new locomotives. These certificates are direct obligations of the Company and were not issued pursuant to the 1993 shelf registration statement.

     During the third quarter of 1993, the Company reached a settlement with the Internal Revenue Service related to the audit of the Company's consolidated federal income tax returns for the fiscal years 1987 through 1989. Under the settlement, the Company paid $51 million, including interest (see Note 7 to the Consolidated Financial Statements elsewhere in this Annual Report).

Capital Expenditures
- --------------------
     Capital expenditures totalled $650 million, $491 million and $398 million in 1993, 1992 and 1991, respectively. Of these capital expenditures, the Company directly financed $232 million in 1993, $13 million in 1992, and $76 million in 1991 through private third-party financing. In addition, the proceeds of notes and debentures sold in those years, $329 million, $80 million, and $30 million, respectively, were available to fund capital expenditures.

     Capital expenditures for 1993, $650 million, exceeded planned expenditures by $100 million principally due to the accelerated acquisition of locomotives originally expected to be acquired in 1994. Capital expenditures for 1994 are expected to be approximately $490 million.

Item 8.   Financial Statements and Supplementary Data
- ------    -------------------------------------------

                 REPORT OF INDEPENDENT ACCOUNTANTS

The Stockholder and Board of Directors
Consolidated Rail Corporation

     We have audited the consolidated financial statements and financial statement schedules of Consolidated Rail Corporation and subsidiaries listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Rail Corporation and subsidiaries as of December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its methods for accounting for income taxes and postretirement benefits other than pensions in 1993.




                                        COOPERS & LYBRAND

2400 Eleven Penn Center
Philadelphia, Pennsylvania
January 24, 1994

                   CONSOLIDATED RAIL CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME



                                           Years ended December 31,
                                          --------------------------
($ In Millions Except Per Share Data)       1993      1992      1991
                                          ------    ------    ------
Revenues                                  $3,438    $3,345    $3,252
                                          ------    ------    ------
Operating expenses
  Way and structures                         491       465       484
  Equipment                                  703       692       663
  Transportation                           1,273     1,306     1,306
  General and administrative                 378       348       341
  Special charge (Note 10)                                       719
                                          ------    ------    ------
    Total operating expenses               2,845     2,811     3,513
                                          ------    ------    ------
Income (loss) from operations                593       534      (261)
Interest expense                            (177)     (172)     (181)
Reserve of intercompany receivables
 (Note 3)                                    (89)
Other income, net (Note 11)                  114        98       107
                                          ------    ------    ------
Income (loss) before income taxes
 and the cumulative effect of
 changes in accounting principles            441       460      (335)
Income taxes (benefits) (Note 7)             207       178      (128)
                                          ------    ------    ------
Income (loss) before the cumulative
 effect of changes in accounting
 principles                                  234       282      (207)

Cumulative effect of changes in
 accounting principles (Notes 1, 7 and 8)    (70)
                                          ------    ------    ------
Net income (loss)                         $  164    $  282    $ (207)
                                          ======    ======    ======
Net income (loss) per common share
 (Note 1)
    Primary                                         $ 3.28    $(2.70)
    Fully diluted                                     2.99     (2.70)
Ratio of earnings to fixed charges
 (Note 1)                                 3.00x       3.33x        -

See accompanying notes.

                   CONSOLIDATED RAIL CORPORATION
                    CONSOLIDATED BALANCE SHEETS
                                                     December 31,
                                                    ---------------
($ In Millions)                                       1993     1992
         ASSETS                                     ------   ------
Current assets
  Cash and cash equivalents                         $   26   $   40
  Accounts receivable                                  649      592
  Deferred tax assets (Note 7)                         218
  Material and supplies                                132      121
  Other current assets                                  20       37
                                                    ------   ------
     Total current assets                            1,045      790
Property and equipment, net (Note 4)                 6,313    6,013
Other assets                                           552      512
                                                    ------   ------
     Total assets                                   $7,910   $7,315
                                                    ======   ======
         LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Short-term borrowings                                 79      127
  Current maturities of long-term debt (Note 6)        146      207
  Accounts payable                                      84       63
  Wages and employee benefits                          185      199
  Casualty reserves                                     93      110
  Accrued and other current liabilities (Note 5)       487      573
                                                    ------   ------
     Total current liabilities                       1,074    1,279
Long-term debt (Note 6)                              1,959    1,577
Casualty reserves                                      132      153
Deferred income taxes (Note 7)                       1,084      644
Special income tax obligation (Note 7)                 575      569
Other liabilities                                      343      345
                                                    ------   ------
     Total liabilities                               5,167    4,567
                                                    ------   ------
Commitments and contingencies (Note 12)
Stockholder's equity (Notes 2 and 9)
  Preferred stock (no par value; 15,000,000
    shares authorized; no shares issued)
  Series A ESOP convertible junior preferred
    stock (no par value; 10,000,000 shares
    authorized; 9,960,527 shares issued and
    outstanding in 1992)                                        287
  Unearned ESOP compensation                                   (263)
  Common stock ($1 par value; 250,000,000
    shares authorized; 100 and 83,431,747
    shares issued, respectively; 100 and
    79,741,745 shares outstanding, respectively)                 83
  Additional paid-in capital                         2,123    1,888
  Note receivable from ESOP                           (308)
  Retained earnings                                    928      903
                                                    ------   ------
                                                     2,743    2,898
  Treasury stock, at cost (3,690,002 shares
    in 1992)                                                   (150)
                                                    ------   ------
     Total stockholder's equity                      2,743    2,748
                                                    ------   ------
     Total liabilities and stockholder's equity     $7,910   $7,315
                                                    ======   ======

See accompanying notes.

                                         CONSOLIDATED RAIL CORPORATION
                               CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                        Series A      Unearned           Additional         Note
                                       Preferred          ESOP   Common     Paid-in   Receivable  Retained   Treasury
($ In Millions Except Per Share Data)      Stock  Compensation    Stock     Capital    From ESOP  Earnings      Stock
                                       ---------  ------------   ------  ----------   ----------  --------   --------
Balance, January 1, 1991                    $288         $(281)    $ 41      $1,877                 $1,004
   Amortization                                              8
   Net loss                                                                                           (207)
   Common dividends, $.85 per share                                                                    (70)
   Preferred dividends, $2.165 per
     share                                                                                             (21)
   Common shares acquired                                                                                       $ (19)
   Exercise of stock options                                                    24
   Other                                                                         8                       9
                                            ----          ----     ----      ------        -----    ------      -----
Balance, December 31, 1991                   288          (273)      41       1,909                    715        (19)
Amortization                                                10
   Net income                                                                                          282
   Common dividends, $1.00 per share                                                                   (81)
   Preferred dividends, $2.165 per
     share                                                                                             (21)
   Common stock split (Note 2)                                       42         (42)
   Common shares acquired                                                                                        (131)
   Exercise of stock options                                                     12
   Other                                      (1)                                 9                      8
                                            ----          ----     ----      ------        -----    ------      -----
Balance, December 31, 1992                   287          (263)      83       1,888                    903       (150)
   Amortization                                              5
   Net income                                                                                          164
   Common dividends (Note 3)                                                                          (131)
   Preferred dividends, $1.0825
     per share                                                                                         (11)
   Common shares acquired                                                                                         (32)
   Exercise of stock options                                          1           6
   Common shares reclassified as
     unissued                                                                    (1)                    (1)         2
   Corporate reorganization (Note 2)        (287)          258      (84)        226        $(307)                 180
   Other                                                                          4           (1)        4
                                            ----          ----     ----      ------        -----    ------      -----
Balance, December 31, 1993                  $  -          $  -     $  -      $2,123        $(308)   $  928      $   -
                                            ====          ====     ====      ======        =====    ======      =====

See accompanying notes.

                   CONSOLIDATED RAIL CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 Years ended December 31,
                                                 ------------------------
($ In Millions)                                   1993     1992      1991
                                                 -----    -----     -----
Cash flows from operating activities
  Net income (loss)                              $ 164    $ 282     $(207)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
    Reserve of intercompany receivables             89
    Cumulative effect of accounting changes         70
    Depreciation and amortization                  282      295       307
    Deferred income taxes                          224      208       (25)
    Special income tax obligation                  (50)     (58)     (169)
    Gains from sales of property                   (20)      (6)       (9)
    Pension credit                                 (43)     (42)      (45)
    Special charge                                                    719
    Changes in:
      Accounts receivable                          (57)      (5)      (61)
      Accounts and wages payable                     7     (153)        95
    Settlement of tax audit                        (51)
    Other                                         (120)     (25)      (35)
                                                 -----    -----     -----
      Net cash provided by operating activities    495      496       570
                                                 -----    -----     -----
Cash flows from investing activities
  Property and equipment acquisitions             (566)    (466)     (314)
  Proceeds from disposals of properties             23       25        27
  Net loans and investments in Concord             (13)     (14)      (73)
  Other                                            (32)      (4)      (36)
                                                 -----    -----     -----
      Net cash used in investing activities       (588)    (459)     (396)
                                                 -----    -----     -----
Cash flows from financing activities
  Repurchase of common stock                       (32)    (131)      (19)
  Proceeds from commercial paper                   114      380        96
  Repayment of commercial paper                   (162)    (203)      (96)
  Payment of capital lease and equipment
   obligations                                    (109)    (113)     (128)
  Proceeds from long-term debt                     485       80        30
  Payment of long-term debt                        (86)     (53)
  Dividends on common stock                       (131)     (81)      (70)
  Dividends on Series A preferred stock            (11)     (21)      (21)
  Proceeds from stock options and other             11       12        24
                                                 -----    -----     -----
      Net cash provided by (used in) financing
        activities                                  79     (130)     (184)
                                                 -----    -----     -----
Decrease in cash and cash equivalents              (14)     (93)      (10)
Cash and cash equivalents
  Beginning of year                                 40      133       143
                                                 -----    -----     -----
  End of year                                    $  26    $  40     $ 133
                                                 =====    =====     =====

See accompanying notes.

                       CONSOLIDATED RAIL CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
   ------------------------------------------
       Industry
       --------
   Consolidated Rail Corporation (the "Company"), operates a freight railroad system in the Northeast-Midwest quadrant of the United States and the Province of Quebec.

       Principles of Consolidation
       ---------------------------
   The consolidated financial statements include the Company and majority-owned subsidiaries. Investments in 20% to 50% owned companies are accounted for by the equity method.

       Cash Equivalents
       ----------------
   Cash equivalents consist of commercial paper, certificates of deposit and other liquid securities purchased with a maturity of three months or less, and are stated at cost which approximates market value.

       Material and Supplies
       ---------------------
   Material and supplies consist mainly of fuel oil and items for maintenance of property and equipment, and are valued at the lower of cost, principally weighted average, or market.

       Property and Equipment
       ----------------------
   Property and equipment are recorded at cost. Depreciation is provided using the composite straight-line method. The cost (net of salvage) of depreciable property retired or replaced in the ordinary course of business is charged to accumulated depreciation and no gain or loss is recognized.

        Revenue Recognition
        -------------------
   Revenue is recognized proportionally as a shipment moves on the the Company's system from origin to destination.

        Earnings Per Share
        ------------------
   Earnings per share amounts are not presented for 1993 as the Company became a wholly owned subsidiary of Conrail Inc. on July 1, 1993 (Note 2). For 1992 and 1991, primary earnings
   (loss) per share are based on net income (loss) adjusted for the effects of preferred dividends net of income tax benefits, divided by the weighted average number of shares outstanding during the period including the dilutive effect of stock options. Fully diluted earnings (loss) per share assume conversion of Series A ESOP Convertible Junior Preferred Stock ("ESOP Stock") into common stock unless they are antidilutive as they were in 1991. Net income amounts

                       CONSOLIDATED RAIL CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   applicable to fully diluted earnings per share in 1992 have been adjusted by the increase, net of income tax benefits, in ESOP-related expenses assuming conversion of all ESOP Stock to common stock. The weighted average number of shares of common stock outstanding during each of the two years ended December 31, 1992 are as follows:

                                   1992          1991
                             ----------    ----------
   Primary weighted
    average shares           81,743,648    81,883,970
   Fully diluted weighted
    average shares           91,856,193    81,883,970

        Ratio of Earnings to Fixed Charges
        ----------------------------------
   Earnings used in computing the ratio of earnings to fixed charges represent income before income taxes plus fixed charges, less equity in undistributed earnings of 20% to 50% owned companies. Fixed charges represent interest expense together with interest capitalized and a portion of rent under long-term operating leases representative of an interest factor. In 1991, when the Company recorded a special charge (Note 10), earnings were insufficient to cover fixed charges.

        New Accounting Standards
        ------------------------
   Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106") (Note 8) and Statement of Financial Accounting Standards
   No. 109, "Accounting for Income Taxes" ("SFAS 109") (Note 7). As a result, the Company recorded cumulative after tax charges of $22 million and $48 million for SFAS 106 and SFAS 109, respectively.

   In November 1992, the Financial Accounting Standards Board issued a standard (SFAS 112) related to accounting for postemployment benefits, which is effective January 1994.
   This standard requires employers to recognize their obligation to provide salary continuation, supplemental unemployment benefits, and other benefits provided after employment but before retirement when certain conditions are met. The Company has determined that this standard would not have a material effect on its financial statements.

2. Corporate Reorganization and Presentation
   -----------------------------------------
   In May 1993, the shareholders of the Company approved a plan for the adoption of a holding company structure. Under the Plan, each share of the Company's common stock which was

                       CONSOLIDATED RAIL CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   issued and outstanding or held in the treasury of the Company, and each share of the Company's preferred stock, all of which were held by the Non-union Employee Stock Ownership Plan (the "ESOP"), were automatically converted into one share of common stock and one share of preferred stock, respectively, of a newly created holding company, Conrail Inc. on July 1, 1993. As a result, effective July 1, 1993, Conrail Inc. became the publicly held entity and the Company became a wholly-owned subsidiary of Conrail Inc.

   The promissory note receivable, plus accrued interest, which the Company received in 1990 from the ESOP in exchange for its preferred shares remained with the Company and is recorded in the stockholder's equity section of its balance sheet.

   As part of the establishment of the holding company, a wholly-owned subsidiary of the Company was transferred to Conrail Inc. The financial position and results of operations of this subsidiary are not material to the accompanying consolidated financial statements.

   In 1992, the Company's Board of Directors authorized a two-for-one common stock split which was effected in the form of a common stock dividend. An amount equal to the par value of the common shares issued was transferred from additional paid-in capital to the common stock account. In addition, a stock dividend on the ESOP Stock in the amount of one share of ESOP Stock for each share of ESOP Stock outstanding was also distributed.

   All references in the financial statements with regard to the number of shares, and related dividends and per share amounts for both common stock (including treasury shares) and ESOP Stock have been restated to reflect the stock split. Stock compensation and other plans that provide for the issuance of common stock, ESOP Stock, or an amount equivalent to their respective fair market values, have also been amended to reflect the stock split.

 3.     Related Party Transactions
        --------------------------
   The Company engages in various transactions with Conrail Inc. The Company funds the cash requirements of Conrail Inc., primarily through cash dividends, which in 1993 totalled $87 million (excluding $44 million paid to shareholders prior to July 1, 1993). The Company is obligated to pay a management fee to Conrail Inc. equal to the amount of preferred dividends declared by the holding company in connection with the ESOP which totalled $11 million in 1993 and is recorded in "Other income, net" on the consolidated statement of income (Notes 8

                       CONSOLIDATED RAIL CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   and 11). Advances between the two companies accrue interest at the Federal Reserve Bank's 30-day average interest rate. The resulting interest income and interest expense on advances to and from Conrail Inc. were immaterial to the Company's financial statements. A summary of the Company's transactions with Conrail Inc. are as follows:

                                  (In Millions)
    Short-term receivable              $ 9
    Short-term payable                  21


   In September 1993, the Company recorded a reserve of $89 million relating to advances made to Concord Resources Group, Inc. ("Concord"), a subsidiary of Conrail Inc.

 4.     Property and Equipment
        ----------------------

                                                  December 31,
                                               -----------------
                                                  1993      1992
                                               -------   -------
                                                   (In Millions)
     Roadway                                   $ 6,547   $ 6,465
     Equipment                                   1,101       908
     Less:  Accumulated depreciation            (1,521)   (1,527)
            Allowance for disposition             (255)     (277)
                                               -------   -------
                                                 5,872     5,569
                                               -------   -------
     Capital leases (primarily equipment)        1,104     1,132
     Accumulated amortization                     (663)     (688)
                                               -------   -------
                                                   441       444
                                               -------   -------
                                               $ 6,313   $ 6,013
                                               =======   =======

   The Company acquired equipment and incurred related long-term debt under various capital leases of $75 million in 1993, $13 million in 1992, and $76 million in 1991.

                       CONSOLIDATED RAIL CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (Continued)

5. Accrued and Other Current Liabilities
   -------------------------------------

                                                   December 31,
                                                  --------------
                                                  1993      1992
                                                  ----      ----
                                                   (In Millions)
Freight settlements due others                    $ 62      $ 65
Equipment rents (primarily car hire)                79        70
Unearned freight revenue                            79        80
Property and corporate taxes                        85        66
Special income tax obligation                                 49
Other                                              182       243
                                                  ----      ----
                                                  $487      $573
                                                  ====      ====

6. Long-Term Debt
   --------------
   Long-term debt outstanding, including the weighted average interest rates at December 31, 1993, is composed of the following:

                                                  December 31,
                                                ----------------
                                                  1993      1992
                                                ------    ------
                                                   (In Millions)
Capital leases                                  $  561    $  584
Medium-term notes payable,
 6.52%, due 1994 to 1998                           225       231
Notes payable, 9.75%, due 2000                     250       250
Debentures payable, 7.88%, due 2043                250
Debentures payable, 9.75%, due 2020                544       544
Equipment and other obligations, 8.51%             175        75
Commercial paper, 3.33%                            100       100
                                                ------    ------
                                                 2,105     1,784
Less current portion                              (146)     (207)
                                                ------    -----
                                                $1,959    $1,577
                                                ======    ======

   Using current market prices when available, or a valuation based on the yield to maturity of comparable debt instruments having similar characteristics, credit rating and maturity, the total fair value of the Company's long-term debt, including the current portion, but excluding capital leases, is $1,782 million in 1993 and $1,310 million in 1992, compared with carrying values of $1,544 million and $1,200 million in 1993 and 1992, respectively.

   The Company's noncancelable long-term leases generally include options to purchase at fair value and to extend the terms.

                       CONSOLIDATED RAIL CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   Capital leases have been discounted at rates which average
   8.3% and are collateralized by assets with a net book value of $439 million at December 31, 1993.

   Minimum commitments, exclusive of executory costs borne by the Company, are:

                                       Capital    Operating
                                        Leases       Leases
                                       -------    ---------
                                           (In Millions)
           1994                          $ 110       $   93
           1995                            105           94
           1996                             95           92
           1997                             84           74
           1998                             78           73
           1999-2015                       318          611
                                         -----       ------
           Total                           790       $1,037
           Less interest portion          (229)      ======
                                         -----
           Present value                 $ 561
                                         =====

   Operating lease rent expense was $88 million in 1993, $71 million in 1992, and $50 million in 1991.

   The Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission in April 1990 for $1.25 billion of debt securities. In May 1993, the Company issued $250 million of 7 7/8% Debentures Due 2043, and has $11 million remaining to be issued under this shelf registration at December 31, 1993. In June 1993, the Company and Conrail Inc. filed a new shelf registration statement on Form S-3 which will enable the Company to issue up to $500 million in debt securities or Conrail Inc. to issue up to $500 million in convertible debt or equity securities.

   In February 1993, the Company issued $94 million of Pass Through Certificates, Series 1993-A1 and 1993-A2 to finance the acquisition of equipment. The Series 1993-A1 certificates, $41 million, have an interest rate of 5.71%, and Series 1993-A2 certificates, $53 million, have an interest rate of 6.86%. Certificates issued in the amount of $54 million are direct obligations of the Company and are secured by the acquired equipment. The remaining certificates, $40 million, were issued to finance equipment which the Company will utilize under a capital lease, and while such certificates are not direct obligations of, or guaranteed by the Company, the amounts payable by the Company under the lease will be sufficient to pay principal and interest on the certificates.

                       CONSOLIDATED RAIL CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   In September 1993, the Company issued approximately $63 million of 5.98% 1993 Equipment Trust Certificates, Series A, due 2013, pursuant to the 1993 registration statement. The certificates were used to finance approximately 80% of the cost of certain rebuilt and new freight cars, which the Company will utilize under an operating lease. Although the certificates are not direct obligations of, or guaranteed by the Company, amounts payable by the Company under the lease will be sufficient to pay principal and interest on the certificates. In November 1993, the Company issued $102 million of 1993 Equipment Trust Certificates, Series B, with interest rates ranging from 3.57% to 5.90%, maturing annually from 1994 through 2008. These certificates are obligations of the Company issued for the purchase of locomotives which will serve as collateral for the obligations.

   Equipment and other obligations mature in 1994 through 2013 and are collateralized by assets with a net book value of $200 million at December 31, 1993. Maturities of long-term debt other than capital leases and commercial paper are $74 million in 1994, $62 million in 1995, $95 million in 1996, $10 million in 1997, $40 million in 1998, and $1,163 million in total from 1999 through 2043.

   The Company had $179 million of commercial paper outstanding at December 31, 1993. Of the total amount outstanding, $100 million is classified as long-term since it is expected to be refinanced through subsequent issuances of commercial paper and is supported by the long-term credit facility mentioned below.

   The Company maintains a $300 million uncollateralized revolving credit facility with a group of banks under which no borrowings were outstanding at December 31, 1993. The credit facility, which expires in 1995, requires interest to be paid on borrowings at rates based on various defined short-term market rates and an annual maximum fee of .1% of the facility amount. The credit facility contains, among other conditions, restrictive covenants relating to leverage ratio, debt, and consolidated tangible net worth.

   Interest payments were $164 million in 1993, $162 million in 1992, and $167 million in 1991.

                       CONSOLIDATED RAIL CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (Continued)

7. Income Taxes
   ------------
   The provisions for (benefits from) income taxes are composed of the following:

                                        1993       1992      1991
                                       -----      -----     -----
                                               (In Millions)
     Current
        Federal                         $ 24      $  21     $  60
        State                              9          7         6
                                       -----      -----     -----
                                          33         28        66
                                       -----      -----     -----
     Deferred
        Federal                          192        179       (24)
        State                             32         29        (1)
                                       -----      -----     -----
                                         224        208       (25)
                                       -----      -----     -----
     Special income tax obligation
        Federal                          (42)       (50)     (146)
        State                             (8)        (8)      (23)
                                       -----      -----     -----

                                         (50)       (58)     (169)
                                       -----      -----     -----
                                        $207       $178     $(128)
                                       =====      =====    ======

   Effective January 1, 1993, the Company adopted the provisions of SFAS 109 which requires a liability approach for measuring deferred tax assets and liabilities based on differences between the financial statement and tax bases of assets and liabilities at each balance sheet date using enacted tax rates in effect when those differences are expected to reverse. As a result, the Company recorded a cumulative adjustment of $48 million. The primary effects of the adoption of this standard on the balance sheet were the recording of a current deferred tax asset of $147 million with a corresponding increase in the long-term deferred income tax liability and the net deferred income tax liabilities related to the cumulative accounting adjustment for the adoption of SFAS 109 and SFAS 106 (Note 8). Prior years' financial statements have not been restated to apply the provisions of the new standard.

   In conjunction with the public sale in 1987 of the 85% of the Company's common stock owned by the U.S. Government, federal legislation was enacted which resulted in a reduction of the tax basis of certain of the Company's assets, particularly property and equipment, thereby substantially decreasing tax depreciation deductions and increasing future federal income tax payments. Also, net operating loss and investment tax

                       CONSOLIDATED RAIL CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   credit carryforwards were cancelled. As a result of the sale-related transactions, a special income tax obligation was recorded in 1987 based on an estimated effective federal and state income tax rate of 37.0%.

   As a result of the increase in the federal corporate income tax rate from 34% to 35% enacted August 10, 1993, and effective January 1, 1993, income tax expense for 1993 was increased by $38 million, of which $34 million related to the effects of adjusting deferred income taxes and the special income tax obligation for the rate increase.

   The Company and its subsidiaries will be included in the consolidated federal income tax return filed by Conrail Inc. for periods subsequent to July 1, 1993. The consolidated federal income tax expense or benefit will be allocated to the Company and its subsidiaries as though the Company filed a separate consolidated tax return.

   During the third quarter of 1993, the Company reached a settlement with the Internal Revenue Service related to the audit of the Company's consolidated federal income tax returns for the fiscal years 1987 through 1989. Under the settlement, the Company paid $51 million, including interest, all of which had been previously provided for in prior years resulting in no income statement effect in 1993. Federal and state income tax payments were $39 million in 1993 (excluding tax settlement), $31 million in 1992, and $45 million in 1991.

   Significant components of the Company's special income tax obligation and deferred income tax liabilities and (assets) as of December 31, 1993 are as follows:

                       CONSOLIDATED RAIL CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


                                                  (In Millions)
Current assets (primarily accounts receivable)
                                                        $  (23)
Current liabilities (primarily accrued
liabilities and casualty reserves)                        (163)
Reserve of intercompany receivables                        (31)
Miscellaneous                                               (1)
                                                        ------
Current deferred tax asset, net                         $ (218)
                                                        ======
Noncurrent liabilities:
  Property and equipment                                 1,875
Other long-term assets (primarily prepaid
pension asset)                                              74
  Miscellaneous                                             16
                                                        ------
                                                         1,965
                                                        ------
Noncurrent assets:
Nondeductible reserves and other liabilities
                                                          (125)
Equipment obligations                                      (44)
Tax benefit transfer receivable                            (42)
Alternative minimum tax credits                            (77)
Miscellaneous                                              (18)
                                                        ------
                                                          (306)
                                                        ------
Special income tax obligation and deferred
income tax liabilities, net                             $1,659
                                                        ======

   The tax effects of each source of deferred income taxes and special income tax obligation (disclosure for 1993 is not required nor applicable under SFAS 109)are as follows:

                                                  1992      1991
                                                 -----     -----
                                                   (In Millions)
      Deferred taxes
        Tax depreciation over book                $ 84     $ 130
        Other property transactions                 80        61
        Casualty, wage and other accruals           78      (152)
        Alternative minimum tax                    (40)      (58)
        Other                                        6        (6)
                                                 -----     -----
                                                  $208     $ (25)
                                                 =====     =====
      Special income tax obligation
        Reduced tax basis depreciation             (31)      (35)
        Other property transactions                (27)     (134)
                                                  ----     -----
                                                  $(58)    $(169)
                                                  ====     =====

                       CONSOLIDATED RAIL CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   As of December 31, 1993, the Company has approximately $77 million of alternative minimum tax credits available to offset future U.S. federal income taxes on an indefinite carryforward basis.

   Deferred income taxes and the special income tax obligation for 1991 include reductions of $159 million and $113 million, respectively, related to the 1991 Special Charge (Note 10).

   Reconciliations of the U.S. statutory tax rates with the effective tax rates follow:

                                          1993    1992      1991
                                          -----   -----    ------
          Statutory tax rate               35.0%   34.0%   (34.0)%
          State income taxes,
            net of federal benefit          5.1     3.9     (3.5)
          Effect of federal tax increase
            on deferred taxes               7.7
          Other                            (0.9)     .8      (.7)
                                          -----   -----    -----
          Effective tax rate               46.9%   38.7%   (38.2)%
                                          =====   =====    =====
8. Employee Benefits
   -----------------
   Pension Plans
   -------------
   The Company and certain subsidiaries maintain defined benefit pension plans which are noncontributory for all non-union employees and generally contributory for participating union employees. Benefits are based primarily on credited years of service and the level of compensation near retirement. Funding is based on the minimum amount required by the Employee Retirement Income Security Act of 1974.

   Pension credits include the following components:

                                                        1993   1992     1991
                                                       -----   ----    -----
                                                           (In Millions)
     Service cost - benefits earned during the period  $   8   $  7    $   6
     Interest cost on projected benefit obligation        46     45       42
     Return on plan assets - actual                     (124)   (66)    (175)
                           - deferred                     42    (13)     100
     Net amortization and deferral                       (15)   (15)     (18)
                                                       -----   ----    -----
                                                       $ (43)  $(42)   $ (45)
                                                       =====   ====    =====

                       CONSOLIDATED RAIL CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   The funded status of the pension plans and the amounts reflected in the balance sheets are as follows:

                                                      1993     1992
                                                    ------    -----
                                                     (In Millions)
     Accumulated benefit obligation ($532 million
       and $505 million vested, respectively)       $  537    $ 506
                                                    ======    =====
     Market value of plan assets                     1,043      977
     Projected benefit obligation                     (632)    (580)
                                                    ------    -----
     Plan assets in excess of projected
       benefit obligation                              411      397
     Unrecognized prior service cost                    43       61
     Unrecognized transition net asset                (159)    (179)
     Unrecognized net gain                            (101)    (124)
                                                    ------    -----
     Net prepaid pension cost                       $  194    $ 155
                                                    ======    =====

   The assumed weighted average discount rates used in 1993 and in 1992 are 7.25% and 8.0%, respectively, and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation as of December 31, 1993 and 1992 is 6.0%. The expected long-term rate of return on plan assets (primarily equity securities) in 1993 and 1992 is 9.0%.

   Savings Plans
   -------------
   The Company and certain subsidiaries also provide 401(k) savings plans for union and non-union employees. Under the Non-union ESOP, 100% of employee contributions are matched in the form of Conrail Inc. ESOP Stock (Note 2) for the first 6% of a participating employee's base pay. Under the union employee plan, employee contributions are not matched by the Company. Savings plan expense, including Non-union ESOP expense, was $5 million in 1993 and $4 million in 1992 and 1991.

   In connection with the Non-union ESOP, the Company issued 9,979,562 of the authorized 10 million shares of its ESOP Stock to the Non-union ESOP in exchange for a 20 year promissory note with interest at 9.55% from the Non-union ESOP in the principal amount of $288 million. In addition, unearned ESOP compensation of $288 million was recognized as a charge to stockholders' equity coincident with the Non-union ESOP's issuance of its $288 million promissory note to the Company. The debt of the Non-union ESOP was recorded by the Company and offset against the promissory note from the Non-union ESOP. Prior to the corporate reorganization

                       CONSOLIDATED RAIL CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   (Note 2), unearned ESOP compensation was charged to expense as shares of ESOP Stock were allocated to participants. An amount equivalent to the preferred dividends declared on the ESOP Stock partially offset compensation and interest expense related to the Non-union ESOP.

   In conjunction with the formation of the holding company on July 1, 1993 (Note 2), each share of the Company's preferred stock, all of which were held by the Non-union ESOP, was automatically converted into one share of preferred stock of Conrail Inc. and the debt of the Non-union ESOP and the unearned ESOP compensation accounts were transferred to Conrail Inc. The promissory note receivable from the Non-union ESOP plus the accrued interest were reclassified by the Company to the stockholder's equity section of its balance sheet. Unearned ESOP compensation is now amortized and charged to the Company by Conrail Inc. as shares of ESOP Stock are allocated to participants. An amount equivalent to the preferred dividends declared on the ESOP Stock proportionally offsets compensation expense of the Company and interest expense of Conrail Inc. related to the Non-union ESOP.

   Conrail Inc. makes dividend payments at a rate of 7.51% on the ESOP Stock and Consolidated Rail Corporation makes additional contributions in an aggregate amount sufficient to enable the Non-union ESOP to make the required interest and principal payments on its note.

   Interest expense incurred by the Non-union ESOP on its debt to the Company before the corporate reorganization on July 1, 1993 (Note 2) was $15 million in 1993, and $28 million in 1992 and 1991. Compensation expense related to the Non-union ESOP was $10 million in 1993, $9 million in 1992, and $8 million in 1991. Preferred dividends paid to the Non-union ESOP by the Company prior to the corporate reorganization (Note 2) were $11 million in 1993, and $21 million in 1992 and 1991. The Company received debt service payments from the Non-union ESOP of $26 million in 1993, and $21 million in 1992 and 1991.

   Postretirement Benefits Other Than Pensions
   -------------------------------------------
   The Company provides health and life insurance benefits to certain eligible retired non-union employees. Certain non-union employees are eligible for retiree medical benefits, while substantially all non-union employees are eligible for retiree life insurance benefits. Generally, company-provided health care benefits terminate when covered individuals reach age 65.

   Retiree medical benefits are funded by a combination of

                       CONSOLIDATED RAIL CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   Company and retiree contributions. The cost of medical benefits provided by the Company as self-insurer was previously recognized as claims and administrative expenses were paid. Retiree life insurance benefits are provided by insurance companies whose premiums are based on claims paid during the year and the cost of such benefits was previously
   recognized as the annual insurance premium.   The expense of
   providing both non-union retiree medical and life insurance benefits for 1992 and 1991 was $5 million and $2 million, respectively.

   Retiree life insurance plan assets consist of a retiree life insurance reserve held in the Company's group life insurance policy. There are no plan assets for the retiree health benefits plan.

   Effective January 1, 1993, the Company adopted SFAS 106, which requires that the cost of retiree benefits other than pensions be accrued during the period of employment rather than when benefits are paid. The Company elected the immediate recognition method allowed under the statement and accordingly recorded a cumulative, one-time charge of $22 million (net of tax benefits of $14 million). This accrual was in addition to the remaining balance of $21 million which had been accrued for postretirement health benefits for employees who participated in the Company's 1989 non-union voluntary retirement program. The accumulated postretirement obligation at January 1, 1993 was $41 million for the medical plan and $21 million for the life insurance plan. Plan assets attributed to the life insurance plan at January 1, 1993 totalled $5 million.

                       CONSOLIDATED RAIL CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   The following sets forth the plan's funded status reconciled with amounts reported in the Company's balance sheet at December 31, 1993:

                                                                 Life
                                                   Medical  Insurance
                                                      Plan       Plan
                                                   -------  ---------
                                                      (In Millions)
   Accumulated postretirement benefit obligation:
     Retirees                                         $31         $16
     Fully eligible active plan participants            9           1
     Other active plan participants                     2           6
                                                      ---         ---
   Accumulated benefit obligation                      42          23
   Market value of plan assets                                     (6)
  Accumulated benefit obligation in excess of         ---         ---
   plan assets                                         42          17
   Unrecognized losses                                 (3)         (2)
   Accrued benefit cost recognized in the             ---         ---
    Consolidated Balance Sheet                        $39         $15
                                                      ===         ===
  Net periodic postretirement benefit cost
   for 1993, primarily interest cost                  $ 3         $ 1
                                                      ===         ===

   An 11.5 percent rate of increase in per capita costs of covered health care benefits was assumed for 1994, gradually decreasing to 6 percent by the year 2008. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1993 by $4 million and would have an immaterial effect on the service cost and interest cost components of net periodic postretirement benefit cost for 1993. A discount rate of 7.0% was used to determine the accumulated postretirement benefit obligations for both the medical and life insurance plans. The assumed rate of compensation increase is 5.0%.

9. Capital Stock
   -------------
   The Company is authorized to issue 25 million shares of preferred stock with no par value. The Board of Directors has the authority to divide the preferred stock into series and to determine the rights and preferences of each.

   As a result of the holding company structure that became effective on July 1, 1993 (Note 2), each share of the Company's common stock which was issued and outstanding or held in the treasury of the Company, was automatically converted into one share of Conrail Inc. common stock. Subsequent to July 1, 1993, the Company had 100 shares of common stock outstanding, all held by Conrail Inc. All of

                       CONSOLIDATED RAIL CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   the long-term incentive plans of the Company were amended to reflect the use of Conrail Inc.'s common stock.

   The activity and status of treasury stock follow:

                                         1993        1992       1991
                                    ---------   ---------    -------
     Shares, beginning of year      3,690,002     546,400
       Acquired                       611,182   3,143,602    546,400
       Reclassified as authorized
         but unissued                 (43,800)
       Corporate reorganization
        (Note 2)                   (4,257,384)
                                    ---------   ---------    -------
     Shares, end of year                    -   3,690,002    546,400

   Conrail Inc.'s 1987 Long-Term Incentive Plan (the "1987 Incentive Plan") authorizes the granting to the Company's officers and key employees of up to 4 million shares of Conrail Inc. common stock through stock options, stock appreciation rights, and awards of restricted or performance shares. A stock option is exercisable for a specified term commencing after grant at a price not less than the fair market value of the stock on the date of grant. The 1987 Incentive Plan also provides for the granting of Conrail Inc. stock to employees, contingent on either a specified period of employment or achievement of certain financial or performance goals.

   Conrail Inc.'s 1991 Long-Term Incentive Plan (the "1991 Incentive Plan") authorizes the granting to the Company's officers and key employees of up to 3.2 million shares of Conrail Inc. common stock, through stock options, stock appreciation rights and awards of restricted or performance shares. As of December 31, 1993, Conrail Inc. had granted 169,005 shares of restricted stock under the incentive plans.

                       CONSOLIDATED RAIL CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   The activity and status of stock options under the incentive plans follow:

                                         Non-qualified Stock Options
                                      --------------------------------
                                           Option Price         Shares
                                              Per Share   Under Option
                                      -----------------   ------------
     Balance, January 1, 1991         $14.000 - $25.065      3,271,920

         Granted                      $24.530 - $36.595        339,400
         Exercised                    $14.000 - $25.065     (1,361,922)
         Cancelled                    $14.000 - $25.065        (83,718)
                                                             ---------
     Balance, December 31, 1991       $14.000 - $36.595      2,165,680

         Granted                      $42.625 - $45.125      1,383,600
         Exercised                    $14.000 - $25.063       (674,652)
         Cancelled                         $42.625              (3,750)
                                                             ---------
     Balance, December 31, 1992       $14.000 - $45.125      2,870,878

         Granted                      $49.375 - $60.500         73,027
         Exercised                    $14.000 - $53.875       (928,822)
         Cancelled                    $31.813 - $45.125        (48,762)
                                                             ---------
     Balance, December 31, 1993       $14.000 - $60.500      1,966,321
                                                             =========
     Exercisable, December 31, 1993   $14.000 - $53.875        995,827
                                                             =========
     Available for future grants
        December 31, 1992                                    1,792,726
                                                             =========
        December 31, 1993                                    1,698,036
                                                             =========
10.1991 Special Charge
   -------------------
   In 1991, the Company recorded in operating expenses a special charge totalling $719 million which was composed of $362 million for disposition of certain under-utilized rail lines and other facilities, $212 million for labor settlements primarily representing certain expected costs associated with a new labor agreement that reduced the size of train crews, $57 million for certain environmental clean up costs, and $88 million for legal matters including settlement of the Amtrak collision with the Company at Chase, Maryland in January
   1987. The 1991 special charge reduced net income by $447 million, and without the special charge net income would have been $240 million ($2.73 and $2.48 per share, primary and fully diluted, respectively).

                       CONSOLIDATED RAIL CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.Other Income, Net
   -----------------
                                    1993       1992      1991
                                    ----      -----      ----
                                           (In Millions)
          Interest income           $ 40      $ 40       $ 48
          Rental income               56        60         53
          Property sales, net         20         6          9
          Management fee             (11)
          Other, net                   9        (8)        (3)
                                    ----      ----       ----
                                    $114      $ 98       $107
                                    ====      ====       ====

12.Commitments and Contingencies
   -----------------------------
   Non-union Voluntary Retirement Program
   --------------------------------------
   On December 15, 1993, the Board of Directors approved a voluntary early retirement program for eligible members of its non-union workforce. The eligible employees have until February 28, 1994 to elect to retire under the program, and based on the results of a similar program completed in 1990, the cost of the program is expected to have a material effect on the income statement for the first quarter of 1994. The transaction will not significantly affect the Company's cash position as approximately 85% of the cost will be paid from the Company's overfunded pension plan (Note 8).

   Environmental
   -------------
   The Company is subject to various federal, state and local laws and regulations regarding environmental matters. The Company is a party to various proceedings brought by both regulatory agencies and private parties under federal, state and local laws, including Superfund laws, and has also been named as a potentially responsible party in many governmental investigations and actions for the cleanup and removal of hazardous substances due to its alleged involvement as either a transporter, generator or property owner. Due to the number of parties involved at many of these sites, the wide range of costs of possible remediation alternatives, the changing technology and the length of time over which these matters develop, it is often not possible to estimate the Company's liability for the costs associated with the assessment and remediation of contaminated sites. Although the Company's operating results and liquidity could be significantly affected in any quarterly or annual reporting period if it were held principally liable in certain of these actions, at December 31, 1993, the Company had accrued $77 million, an

                       CONSOLIDATED RAIL CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   amount it believes is sufficient to cover the probable liability and remediation costs that will be incurred at Superfund sites and other sites based on known information and using various estimating techniques. The Company believes the ultimate liability for these matters will not materially affect its consolidated financial condition.

   The Environmental Quality Department of the Company is charged with promoting the Company's compliance with laws and regulations affecting the environment and instituting environmentally sound operating practices. The department monitors the status of the sites where the Company is alleged to have liability and continually reviews the information available and assesses the adequacy of the recorded liability.

   Other Contingencies
   -------------------
   The Company is involved in various legal actions, principally relating to occupational health claims, personal injuries, casualties, property damage and loss and damage. The Company has recorded liabilities on its balance sheet for amounts sufficient to cover the expected payments for such actions. At December 31, 1993 these liabilities are presented net of estimated insurance recoveries of approximately $80 million.

   The Company may be contingently liable for approximately $102 million at December 31, 1993 under indemnification provisions related to sales of tax benefits.

                       CONSOLIDATED RAIL CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. Condensed Quarterly Data (Unaudited)
    ------------------------------------

                                 First          Second          Third           Fourth
                           ---------------  --------------  --------------  --------------
                             1993     1992    1993    1992    1993    1992    1993    1992
                           ------   ------  ------  ------  ------  ------  ------   ------
                                            ($ In Millions Except Per Share)
Revenues                     $816     $798    $873    $843    $842    $847    $907     $857
Income from operations         85       81     158     144     159     147     191      162
Income before the
  cumulative effect of
  changes in accounting
  principles                   46       38      85      77       4      75      99       92
Net income (loss)             (28)      38      85      77       8      75      99       92
Income per common share
   before the cumulative
   effect of changes in
   accounting principles:
      Primary                 .52      .42    1.01     .90       -     .88      -      1.10
      Fully diluted           .52      .39     .92     .82       -     .81      -       .99
Net income (loss) per
   common share:
      Primary                (.39)     .42    1.01     .90       -     .88      -      1.10
      Fully diluted          (.39)     .39     .92     .82       -     .81      -       .99

Ratio of earnings to
   fixed charges             2.25x    2.29x   3.65x   3.55x   2.13x   3.50x  3.82x     3.94x
Dividends per common
   share                     .275     .225    .275    .225       -    .275      -      .275
Market prices per
   common share
   (New York Stock
   Exchange)
   High                    60 1/2   44      59 7/8  47 3/8     -    46 1/2      -    48 3/8
   Low                     47 1/2   39 1/2  50      39 1/2     -    37 1/2      -    36 1/4

   Due to the formation of the holding company (Note 2), earnings, dividends, and market price per share amounts are not presented for periods subsequent to July 1, 1993.

   Effective January 1, 1993, the Company adopted SFAS 106 and SFAS 109, related to the accounting for postretirement benefits other than pensions and income taxes, respectively. As a result, the Company recorded cumulative after tax charges totalling $74 million in the first quarter of 1993. The cumulative after tax charges were reduced to $70 million as a result of the transfer of a wholly owned subsidiary to Conrail Inc. (Notes 1, 7 and 8).

   In September 1993, the Company recorded a reserve of $89 million relating to advances made to Concord Resources Group, Inc., a subsidiary of Conrail Inc. Also, in the third quarter, as a result of the increase in the federal corporate income tax rate enacted August 10, 1993 and effective January 1, 1993, income tax expense for the third quarter of 1993, includes a charge of $36 million, primarily related to the adjustment of deferred taxes and the special income tax obligation as required by SFAS 109 (Note 7).

Item 9.  Changes in and Disagreements with Accountants
- -------  ----------------------------------------------
         on Accounting and Financial Disclosure.
         --------------------------------------
         Previously reported in the Company's Current Report on Form 8-K, filed February 18, 1994.

                             PART III

Item 10. Directors and Executive Officers
- -------  --------------------------------
         of the Registrant.
         -----------------
         Information Omitted in Accordance with
         General Instruction J(2)(c).

Item 11. Executive Compensation.
- -------  ----------------------
         Information Omitted in Accordance with
         General Instruction J(2)(c).

Item 12. Security Ownership of Certain Beneficial
- -------  ----------------------------------------
         Owners and Management.
         ---------------------
         Information Omitted in Accordance with
         General Instruction J(2)(c).

Item 13. Certain Relationships and Related Transactions.
- -------  ----------------------------------------------
         Information Omitted in Accordance with
         General Instruction J(2)(c).

                              PART IV

Item 14. Exhibits, Financial Statement
- -------  -----------------------------
         Schedules, and Reports on Form 8-K.
         ----------------------------------
(a) The following documents are filed as a part of this report:

    1.   Financial Statements:
                                                                Page
                                                                ----
         Report of Independent Accountants.....................  15
         Consolidated Statements of Income for each of the
           three years in the period ended December 31, 1993... 16 Consolidated Balance Sheets at December 31, 1993
           and 1992 ...........................................  17
         Consolidated Statements of Stockholders'
           Equity for each of the three years in the
           period ended December 31, 1993......................  18
         Consolidated Statements of Cash Flows for each of
           the three years in the period ended
           December 31, 1993 ..................................  19
         Notes to Consolidated Financial Statements............  20

    2.   Financial Statement Schedules:

         The following financial statement schedules should be read in connection with the financial statements listed in Item 14(a)1 above.

              Index to Financial Statement Schedules
              --------------------------------------
                                                               Page
                                                               ----
         Schedule V     -  Property, Plant and Equipment......  S-1
         Schedule VI    -  Accumulated Depreciation, Depletion
                             and Amortization of Property,
                             Plant and Equipment..............  S-2
         Schedule VIII  -  Valuation and Qualifying Accounts..  S-3
         Schedule X     -  Supplementary Income Statement
                             Information......................  S-4

         Schedules other than those listed above are omitted for reasons that they are not required, are not applicable, or the information is included in the financial statements or related notes.

    3.   Exhibits:

         Exhibit No.
         ----------
         2 Agreement and Plan of Merger among Consolidated Rail Corporation, Conrail Inc. and Conrail Subsidiary

              Corporation, dated as of February 17, 1993, filed as Appendix A to the Proxy Statement of the Registrant, dated April 16, 1993 and incorporated herein by reference.

         3.1 Amended and Restated Articles of Incorporation of the Registrant as amended through December 31, 1992, filed as Exhibit 3.1 to the Registrant's Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.

         3.2 By-Laws of the Registrant, as amended through December 31, 1993.

         4.1  Articles of Incorporation of the Registrant filed as
              Exhibit 3.1 to the Registrant's Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.

         4.2 Form of Certificate of Common Stock, par value $1.00 per share, of the Registrant, filed as Exhibit 4.7 to the Registrant's Registration Statement on Form S-8 (No. 33-19155) and incorporated herein by reference.

         4.3 Form of Indenture between the Registrant and The First National Bank of Chicago, as Trustee, with respect to the issuance of up to $1.25 billion aggregate principal amount of the Registrant's debt securities, filed as Exhibit 4 to the Registrant's Registration Statement on Form S-3 (Registration No. 33-34040) and incorporated herein by reference.

              In accordance with Item 601(b)(4)(iii) of Regulation S-K, copies of instruments of the Registrant with respect to the rights of holders of certain long-term debt are not filed herewith, or incorporated by reference, but will be furnished to the Commission upon request.

         10.1 Second Amended and Restated Northeast Corridor Freight Operating Agreement dated October 1, 1986 between National Railroad Passenger Corporation and Consolidated Rail Corporation, filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-11995) and incorporated herein by reference.

         10.2 Letter agreements dated September 30, 1982 and July 19, 1986 between Consolidated Rail Corporation and The Penn Central Corporation, filed as Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-11995) and incorporated herein by reference.

         10.3 Letter agreement dated March 16, 1988 between Consoli dated Rail Corporation and Penn Central Corporation relating to hearing loss litigation, filed as Exhibit
              19.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1988 and incorporated herein by reference.

         Management Compensation Plans and Contracts
         -------------------------------------------
         10.4 Retirement Plan for Non-employee Directors as amended February 21, 1990, filed as Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference.

         11   Statement of earnings (loss) per share computations.

         12 Computation of the ratio of earnings to fixed charges.

         23   Consent of Independent Accountants.

         24 Each of the officers and directors signing this Annual Report on Form 10-K has signed a power of attorney, contained on page 44 hereof, with respect to amendments to this Annual Report.

    (b)  Reports on Form 8-K.

         Current Report on Form 8-K dated October 7, 1993, filed in connection with the Registrant's issuance of $63,156,000 of 5.98% 1993-A Equipment Trust Certificates Due 2013 pursuant to its current Registration Statement on Form S-3 (No. 33-64670).

    (c)  Exhibits.

         The Exhibits required by Item 601 of Regulation S-K as listed in Item 14(a)3 are filed herewith or incorporated herein by reference.

    (d)  Financial Statement Schedules.

         Financial statement schedules and separate financial state ments specified by this Item are included in Item 14(a)2 or are otherwise omitted for reasons that they are not required or are not applicable.

                         POWER OF ATTORNEY
                         -----------------
    Each person whose signature appears below under "SIGNATURES" here by authorizes H. William Brown and Bruce B. Wilson, or either of them, to execute in the name of each such person, and to file, any amendment to this report and hereby appoints H. William Brown and Bruce B. Wil son, or either of them, as attorneys-in-fact to sign on his or her behalf, individually and in each capacity stated below, and to file any and all amendments to this report.

                            SIGNATURES
                            ----------
    Pursuant to the requirements of Section 13 or 15(d) of the Securi ties Exchange Act 1934, Consolidated Rail Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  CONSOLIDATED RAIL CORPORATION.


Date:  March 16, 1994

                               By James A. Hagen
                                  -----------------------------
                                  James A. Hagen
                                  Chairman, President and Chief
                                  Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 16th day of March, 1994, by the following persons on behalf of Consolidated Rail
Corporation and in the capacities indicated.

Signature                              Title
- ---------                              -----

James A. Hagen                         Chairman, President and Chief
- --------------                         Executive Officer and
James A. Hagen                         (Principal Executive Officer)
Director


H. William Brown                       Senior Vice President - Finance
- ----------------                       and Administration
H. William Brown                       (Principal Financial Officer)


John A. McKelvey                       Vice President - Controller
- ----------------                       (Principal Accounting Officer)
John A. McKelvey

H. Furlong Baldwin                     Director
- ------------------
H. Furlong Baldwin


Claude S. Brinegar                     Director
- ------------------
Claude S. Brinegar


Daniel B. Burke                        Director
- ---------------
Daniel B. Burke


Kathleen Foley Feldstein               Director
- ------------------------
Kathleen Foley Feldstein


Roger S. Hillas                        Director
- ---------------
Roger S. Hillas


E. Bradley Jones                       Director
- ----------------
E. Bradley Jones


David B. Lewis                         Director
- --------------
David B. Lewis


John C. Marous                         Director
- --------------
John C. Marous


William G. Milliken                    Director
- -------------------
William G. Milliken


Raymond T. Schuler                     Director
- ------------------
Raymond T. Schuler


David H. Swanson                       Director
- ----------------
David H. Swanson

                                E-1
                           EXHIBIT INDEX

                                                 Page Number in SEC
                                                 Sequential Numbering
Exhibit No.                                      System
- -----------                                      ---------------------
 3.2     By-laws of the Registrant, as amended
         through December 31, 1993

11       Statement of earnings (loss) per share
         computations

12       Computation of the ratio of earnings
         to fixed charges

23       Consent of Independent Accountants

Exhibits 2, 3.1, 4.1, 4.2, 4.3, 10.1, 10.2, 10.3 and 10.4 are
incorporated herein by reference. Powers of attorney with respect to amendments to this Annual Report are contained on page 44.