Form 10-Q
period 1994-06-30
CONSOLIDATED RAIL CORP /PA/
filed 1994-07-29
CIK 810765

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q


(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1994 or
( ) Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from       to

Commission file number  1-9064

                     CONSOLIDATED RAIL CORPORATION
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)

            Pennsylvania                           23-1989084
  -------------------------------             -------------------
  (State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization)              Identification No.)

           2001 Market Street, Philadelphia, Pennsylvania 19101
  ------------------------------------------------------------------
               (Address of principal executive offices)
                              (Zip Code)

                            (215) 209-4000
  ------------------------------------------------------------------
         (Registrant's telephone number, including area code)


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

Number of shares of common stock outstanding (as of July 31, 1994) 100*

Registrant meets the conditions set forth in general instructions
H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

* Consolidated Rail Corporation is a wholly-owned subsidiary of Conrail Inc. (CRR).

                     CONSOLIDATED RAIL CORPORATION



                                 INDEX





                                                        Page Number
   PART I.  FINANCIAL INFORMATION

            Item 1.  Financial Statements:

                     Condensed Consolidated Statements
                     of Income - Quarters and six months
                     ended June 30, 1994 and 1993            3

                     Condensed Consolidated Balance
                     Sheets - June 30, 1994 and
                     December 31, 1993                       4

                     Condensed Consolidated Statements
                     of Cash Flows - Six months ended
                     June 30, 1994 and 1993                  5

                     Notes to Condensed Consolidated
                     Financial Statements                    6

                     Reports of Independent Accountants      8

            Item 2.  Management's Analysis of Results
                     of Operations                           10


   PART II.         OTHER INFORMATION

           Item 6.   Exhibits and Reports on Form 8-K        14

   SIGNATURES                                                15

                       PART I. FINANCIAL INFORMATION
                       CONSOLIDATED RAIL CORPORATION

Item 1.  Financial Statements.
         --------------------

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

($ In Millions)
                                        Quarters Ended    Six Months Ended
                                           June 30,           June 30,
                                        --------------    ----------------
                                         1994     1993       1994     1993
                                         ----     ----     ------   ------
Revenues                                 $949     $873     $1,792   $1,689

Operating expenses
  Way and structures                      121      122        265      258
  Equipment                               209      178        420      354
  Transportation                          340      320        688      642
  General and administrative               90       95        179      192
  Early retirement program                                     84
                                         ----     ----     ------   ------
    Total operating expenses              760      715      1,636    1,446
                                         ----     ----     ------   ------

Income from operations                    189      158        156      243
Interest expense                          (44)     (46)       (88)     (90)
Other income, net                          21       25         47       57
                                         ----     ----     ------   ------
Income before income taxes and the
 cumulative effect of changes in
 accounting principles                    166      137        115      210
Income taxes                               65       52         47       79
                                         ----     ----     ------   ------
Income before the cumulative effect
 of changes in accounting principles      101       85         68      131
Cumulative effect of changes in
 accounting principles                                                 (74)
                                         ----     ----     ------   ------
Net income                               $101     $ 85     $   68   $   57
                                         ====     ====     ======   ======

Ratio of earnings to fixed charges       4.04x    3.65x      2.00x    2.96x

See accompanying notes.

                     CONSOLIDATED RAIL CORPORATION
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

  ($ In Millions)                              June 30,   December 31,
                                                 1994         1993
                                               --------   ------------
         ASSETS
  Current assets
    Cash and cash equivalents                   $   20      $   26
    Accounts receivable                            739         649
    Deferred tax assets                            230         218
    Material and supplies                          157         132
    Other current assets                            25          20
                                                ------      ------
         Total current assets                    1,171       1,045
  Property and equipment, net                    6,348       6,313
  Other assets                                     644         552
                                                ------      ------
         Total assets                           $8,163      $7,910
                                                ======      ======

         LIABILITIES AND STOCKHOLDER'S EQUITY
  Current liabilities
    Short-term borrowings                          185          79
    Current maturities of long-term debt           118         146
    Accounts payable                                67          84
    Wages and employee benefits                    194         185
    Casualty reserves                               96          93
    Accrued and other current liabilities          530         487
                                                ------      ------
         Total current liabilities               1,190       1,074
  Long-term debt                                 1,971       1,959
  Casualty reserves                                204         132
  Deferred income taxes                          1,130       1,084
  Special income tax obligation                    544         575
  Other liabilities                                338         343
                                                ------      ------
         Total liabilities                       5,377       5,167
                                                ======      ======
  Stockholder's equity
    Common stock
    Additional paid-in capital                   2,125       2,123
    Note receivable from ESOP                     (308)       (308)
    Retained earnings                              969         928
                                                ------      ------
         Total stockholder's equity              2,786       2,743
                                                ------      ------
         Total liabilities and
          stockholder's equity                  $8,163      $7,910
                                                ======      ======


  See accompanying notes.

                     CONSOLIDATED RAIL CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

($ In Millions)
                                                     Six Months Ended
                                                         June 30,
                                                     ----------------
                                                      1994     1993
                                                     -----    -----
Cash flows from operating activities                 $ 121    $ 117
                                                     -----    -----

Cash flows from investing activities
  Property and equipment acquisitions                 (181)    (202)
  Loans to and investments in affiliates                        (24)
  Proceeds from disposals of properties                 11        7
  Other                                                (26)     (27)
                                                     -----    -----
      Net cash used in investing activities           (196)    (246)
                                                     -----    -----

Cash flows from financing activities
  Repurchase of common stock                                    (32)
  Net proceeds from (repayment of) short-term
   borrowings                                          105      (67)
  Net proceeds from (payment of) medium-term notes      10       (1)
  Proceeds from long-term debt                                  305
  Payment of capital lease and equipment obligations   (37)     (44)
  Dividends paid on common stock                       (26)     (44)
  Dividends paid on preferred stock                             (11)
  Other                                                 17        7
                                                     -----    -----
      Net cash from financing activities                69      113
                                                     -----    -----
Decrease in cash and cash equivalents                   (6)     (16)

Cash and cash equivalents
  Beginning of period                                   26       40
                                                     -----    -----
  End of period                                      $  20    $  24
                                                     =====    =====



See accompanying notes.

                     CONSOLIDATED RAIL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              (Unaudited)

1. The unaudited financial statements contained herein present the consolidated financial position of Consolidated Rail Corporation (the "Company") as of June 30, 1994 and December 31, 1993, the consolidated results of operations for the three and six-month periods ending
June 30, 1994 and 1993 and the consolidated cash flows for the six-month periods ended June 30, 1994 and 1993. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, and the cumulative effects of changes in accounting principles mentioned in Note 3, necessary to present fairly the results for the interim periods included.

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

4. On July 20 1994, the Company paid a dividend of $68 million on its common stock to Conrail Inc.

5. In June 1994, the Company issued $15 million of Medium-Term Notes with an interest rate of 6.33%, maturing in 1996, pursuant to a registration statement on Form S-3.

In July 1994, the Company issued approximately $49 million of 1994 Equipment Trust Certificates, Series A, with interest rates ranging from 5.5% to 7.6%, maturing annually from 1995 to 2009. The certificates were used to finance approximately 85% of the total purchase price of 36 locomotives.

6. Information regarding contingent liabilities and litigation was included in Note 12 to Consolidated Financial Statements and Part I,
Item 3 - Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. There have been no material developments with respect to these matters during the first six months of 1994, except as disclosed in that Annual Report on Form 10-K and the quarterly report on Form 10-Q for the three months ended March 31, 1994.

                   REPORT OF INDEPENDENT ACCOUNTANTS


The Stockholder and Board of Directors of
Consolidated Rail Corporation


We have reviewed the accompanying condensed consolidated balance sheet of Consolidated Rail Corporation and its subsidiaries (the "Company") as of June 30, 1994 and the related condensed consolidated statements of income for the three and six months ended June 30, 1994 and the condensed consolidated statement of cash flows for the six months ended June 30, 1994. The Company's condensed consolidated statements of income for the three and six months ended June 30, 1993 and the condensed consolidated statement of cash flows for the six months ended June 30, 1993 were reviewed by other independent accountants, whose report dated July 21, 1993, disclosed that no material modifications should have been made to the interim financial information for it to be in conformity with generally accepted accounting principles. This financial information is the responsibility of the Company's management.

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



PRICE WATERHOUSE
Thirty South Seventeenth Street
Philadelphia, PA 19103
July 20, 1994

                   REPORT OF INDEPENDENT ACCOUNTANTS




The Stockholder and Board of Directors of
Consolidated Rail Corporation


We have made a review of the condensed consolidated balance sheet of Consolidated Rail Corporation and subsidiaries as of June 30, 1993, and the related condensed consolidated statements of income for the three and six-month periods ended June 30, 1993, and the condensed consolidated statement of cash flows for the six-month period ended June 30, 1993, in accordance with standards established by the American Institute of Certified Public Accountants.

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



                                    COOPERS & LYBRAND



2400 Eleven Penn Center
Philadelphia, Pennsylvania
January 24, 1994

                     CONSOLIDATED RAIL CORPORATION


 Item 2.  Management's Analysis of Results of Operations
          ----------------------------------------------

 Results of Operations
 ---------------------
 First Six Months of 1994 compared with First Six Months of 1993
 ---------------------------------------------------------------

 Net income for the first six months of 1994 was $68 million, an increase of $11 million, or 19.3%, from $57 million for the first six months of 1993. Net income for the first six months of 1994 includes the effects of a one-time charge of $51 million (net of tax benefits of $33 million) relating to a non-union voluntary early retirement program and related costs which the Company recorded during the first quarter of 1994 (see Note 2 to the Condensed Consolidated Financial Statements). Net income for the first six months of 1993 includes the effects of one-time charges in the first quarter of $74 million (net of tax benefits of $14 million) for adoption of required changes in accounting for income taxes and postretirement benefits other than pensions (see Note 3 to the Condensed Consolidated Financial Statements).

 Operating revenues increased $103 million, or 6.1%, to $1,792 million from $1,689 million for the first six months of 1993.
 A 9.0% increase in traffic volume resulted in a $145 million increase in revenues that was partially offset by a 1.9% decrease in average revenue per unit which reduced revenues by $34 million. The decline in average revenue per unit was caused by an unfavorable traffic mix and decreases in average rates, which lowered revenues by $24 million and $10 million, respectively. Other revenues decreased $8 million.

 Operating expenses increased $190 million, including $84 million related to the non-union voluntary early retirement program and related costs, or 13.1%, to $1,636 million from $1,446 million for the first six months of 1993. The following table shows the operating expenses for the periods:

                                      First Six Months
                                      ----------------    Increase
   ($ In Millions)                      1994      1993   (Decrease)
                                      ------    ------   ----------
   Compensation and benefits          $  652   $  632       $ 20
   Fuel                                   94       87          7
   Material and supplies                 113      107          6
   Equipment rents                       193      150         43
   Depreciation and amortization         139      141         (2)
   Casualties and insurance               85       65         20
   Other                                 276      264         12
   Early retirement program               84                  84
                                      ------   ------       ----
                                      $1,636   $1,446       $190
                                      ======   ======       ====

 Compensation and benefits as a percent of revenues were 36.4% in the first six months of 1994 and 37.4% in the first six months of 1993. The compensation and benefits increase of $20 million, or 3.2%, was attributable primarily to increased overtime caused by the adverse weather conditions and service disruptions experienced in the first quarter of 1994.

 The increase of $43 million, or 28.7%, in equipment rents is primarily attributable to increased traffic volume and new operating leases, as well as the effects of crowded serving yards and train delays caused by adverse weather conditions experienced in the first quarter of 1994.

 Casualties and insurance costs increased $20 million, or 30.8%, due to an increase in personal injury claims expense based on higher expected costs to settle claims along with an increase in the number of personal injury claims, which increase occurred in the first quarter of 1994. The Company continues to experience increasing costs associated with the resolution of personal injury and occupational illness claims, despite the recent decline in the actual number of lost-time injuries. As a result, the Company has formed a new Risk Management Department to consolidate all facets of personal injury risk management and to review its safety practices, the process by which it resolves claims, and the costs of such claims. The Company is continuing the process of reviewing the adequacy of its personal injury reserves.

 Other operating expenses increased $12 million, or 4.5%, primarily due to increases in lease rentals and property and corporate taxes, as well as higher snow removal costs in the first quarter of 1994.

 In the first quarter of 1994, the Company incurred a one-time pre-tax charge of $84 million for the non-union voluntary early retirement program and related costs (see Note 2 to the Condensed Consolidated Financial Statements).

 Conrail's operating ratio (operating expenses as a percent of revenues) was 91.3% for the first six months of 1994, compared with 85.6% for the first six months of 1993. Without the $84 million one-time charge for the early retirement program, the operating ratio for the first six months of 1994 would have been 86.6%. The Company's financial goal of achieving an 81.5% operating ratio (excluding non-recurring charges) for the full year has not changed but continues to be evaluated as the year progresses.

 Liquidity and Capital Resources
 -------------------------------

 The Company's cash and cash equivalents decreased $6 million in the first six months of 1994, from $26 million at December 31, 1993 to $20 million at June 30, 1994. Cash generated from operations and borrowings are the Company's principal sources of liquidity and are used primarily for capital expenditures, debt service and dividends. In the first six months of 1994, operating activities provided cash of $121 million and net proceeds from short-term borrowings and medium-term notes provided $115 million. The principal uses of cash were for property and equipment acquisitions, $181 million; payment of capital lease and equipment obligations, $37 million; and cash dividends paid to Conrail Inc., $26 million.

 A working capital (current assets less current liabilities) deficiency of $19 million existed at June 30, 1994 as compared with a deficiency of $29 million at December 31, 1993. Management believes that the Company's financial position allows it sufficient access to credit sources on investment grade terms, and, if necessary, additional intermediate or long-term debt could be obtained for working capital requirements.

 During the first six months of 1994, the Company issued $169 million of commercial paper and repaid $64 million. At June 30, 1994, $285 million of commercial paper remained outstanding, of which $100 million is classified as long-term debt since it is expected to be refinanced through subsequent issuances of commercial paper and is supported by a long-term credit facility.

 In June 1994, the Company issued $15 million of Medium-Term
 Notes with an interest rate of 6.33%, maturing in 1996, pursuant to a registration statement on Form S-3.

 In July 1994, the Company issued approximately $49 million of 1994 Equipment Trust Certificates, Series A, with interest rates ranging from 5.5% to 7.6%, maturing annually from 1995 to 2009. The certificates were used to finance approximately 85% of the total purchase price of 36 locomotives.

 On July 20, 1994, the Company paid a dividend of $68 million on its common stock to Conrail Inc.

 Other Matters
 -------------

 The United Transportation Union ("UTU") is currently involved in a work stoppage that is confined to the Soo Line Railroad. The Company has been advised that the strike may spread in the near future to the Delaware & Hudson Railroad (an affiliate of the Soo Line), a carrier with which Conrail shares facilities and which has trackage rights over Conrail. In such event, Conrail's operations may be adversely affected or Conrail may be the subject of secondary picketing which, in turn, could result in Conrail's operations in those areas being severely curtailed for the duration of the picketing.

                      PART II.  OTHER INFORMATION

                     CONSOLIDATED RAIL CORPORATION



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

                None

                            SIGNATURES



 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CONSOLIDATED RAIL CORPORATION
                                 Registrant





                                 /s/ Bruce B. Wilson
                                 -------------------
                                 Bruce B. Wilson
                                 Senior Vice President - Law






                                 /s/ H. W. Brown
                                 -------------------
                                 H. W. Brown
                                 Senior Vice President -
                                 Finance and Administration
                                 (Principal Financial Officer)


 Date:  July 29, 1994

                          EXHIBIT INDEX




                                                Page Number in
  Exhibit                                       SEC Sequential
    No.                                        Numbering System
  ------                                       ----------------

   12       Computations of the ratio of
            earnings to fixed charges.

   15.a     Letter re unaudited interim
            financial information from Price
            Waterhouse.

   15.b     Letter re unaudited interim
            financial information from
            Coopers & Lybrand.