Form 10-Q
period 1994-09-30
CONSOLIDATED RAIL CORP /PA/
filed 1994-11-14
CIK 810765

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                               FORM 10-Q

(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1994
                                                        ------------------
    or
( ) Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from       to
                                                       -------  -------

Commission file number  1-9064
                        ------

                    CONSOLIDATED RAIL CORPORATION
- ---------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)


          Pennsylvania                           23-1989084
- ------------------------------------     ----------------------------
  (State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization)              Identification No.)

           2001 Market Street, Philadelphia, Pennsylvania 19101
- ---------------------------------------------------------------------
               (Address of principal executive offices)
                              (Zip Code)

                            (215) 209-4000
- ---------------------------------------------------------------------
         (Registrant's telephone number, including area code)

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

Number of shares of common stock outstanding (as of October 31, 1994)100 *

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

* Consolidated Rail Corporation is a wholly-owned subsidiary of Conrail Inc. (CRR).

                   CONSOLIDATED RAIL CORPORATION



                               INDEX


                                                      Page Number
                                                      -----------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                  Condensed Consolidated Statements
                  of Income - Quarters and nine
                  months ended September 30, 1994 and
                  1993                                      3

                  Condensed Consolidated Balance
                  Sheets - September 30, 1994 and
                  December 31, 1993                         4


                  Condensed Consolidated Statements
                  of Cash Flows - Nine months ended
                  September 30, 1994 and 1993               5

                  Notes to Condensed Consolidated
                  Financial Statements                      6

                  Reports of Independent Accountants        8

         Item 2.  Management's Analysis of Results
                  of Operations                             10


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                         13

         Item 6.  Exhibits and Reports on Form 8-K          14

SIGNATURES                                                  15

                       PART I. FINANCIAL INFORMATION
                       CONSOLIDATED RAIL CORPORATION

Item 1.  Financial Statements
         --------------------

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

($ In Millions)
                                          Quarters Ended  Nine Months Ended
                                          September 30,     September 30,
                                          --------------  -----------------
                                          1994    1993     1994      1993
                                          ----    ----     ----      ----
Revenues                                  $943    $842     $2,735    $2,531
                                          ----    ----     ------    ------
Operating expenses
  Way and structures                       122     115        387       373
  Equipment                                204     171        624       525
  Transportation                           341     308      1,029       950
  General and administrative                84      89        263       281
  Early retirement program                                     84
                                          ----    ----     ------    ------
    Total operating expenses               751     683      2,387     2,129
                                          ----    ----     ------    ------
Income from operations                     192     159        348       402
Interest expense                           (45)    (43)      (133)     (133)
Write-off of intercompany receivables              (89)                 (89)
Other income, net                           24      43         71       100
                                          ----    ----     ------    ------
Income before income taxes and the
cumulative effect of changes in
accounting principles                      171      70        286       280
Income taxes                                67      66        114       145
                                          ----    ----     ------    ------
Income before the cumulative effect of
changes in accounting principles           104       4        172       135
Cumulative effect of changes in
accounting principles                                4                  (70)
                                          ----    ----     ------    ------
Net income                                $104    $  8     $  172    $   65
                                          ====    ====     ======    ======

Ratio of earnings to fixed charges        4.13x   2.13x      2.71x     2.70x






See accompanying notes.


                     CONSOLIDATED RAIL CORPORATION
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

  ($ In Millions)
                                              September 30,  December 31,
                                                  1994           1993
                                              -------------  ------------
         ASSETS
Current assets
    Cash and cash equivalents                   $   39         $   26
    Accounts receivable                            709            649
    Deferred tax assets                            230            218
    Material and supplies                          129            132
    Other current assets                            23             20
                                                ------         ------
         Total current assets                    1,130          1,045

  Property and equipment, net                    6,467          6,313
  Other assets                                     692            552
                                                ------         ------
         Total assets                           $8,289         $7,910
                                                ======         ======

         LIABILITIES AND STOCKHOLDER'S EQUITY
  Current liabilities
    Short-term borrowings                          186             79
    Current maturities of long-term debt           114            146
    Accounts payable                               119             84
    Wages and employee benefits                    177            185
    Casualty reserves                              106             93
    Accrued and other current liabilities          527            487
                                                ------         ------
         Total current liabilities               1,229          1,074

  Long-term debt                                 1,996          1,959
  Casualty reserves                                211            132
  Deferred income taxes                          1,170          1,084
  Special income tax obligation                    528            575
  Other liabilities                                333            343
                                                ------         ------
         Total liabilities                       5,467          5,167
                                                ------         ------
  Stockholder's equity
    Common stock
    Additional paid-in capital                   2,126          2,123
    Note receivable from ESOP                     (310)          (308)
    Retained earnings                            1,006            928
                                                ------         ------
         Total stockholder's equity              2,822          2,743
                                                ------         ------
         Total liabilities and
          stockholder's equity                  $8,289         $7,910
                                                ======         ======

  See accompanying notes.

                     CONSOLIDATED RAIL CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

($ In Millions)
                                                     Nine Months Ended
                                                       September 30,
                                                     -----------------
                                                       1994     1993
                                                      -----    -----
Cash flows from operating activities                  $ 393    $ 299
                                                      -----    -----
Cash flows from investing activities
  Property and equipment acquisitions                  (371)    (328)
  Other                                                 (39)      (2)
                                                      -----    -----
      Net cash used in investing activities            (410)    (330)
                                                      -----    -----
Cash flows from financing activities
  Proceeds from short-term borrowings, net              107     (107)
  Proceeds from long-term debt, net                      59      305
  Payment of capital lease and equipment obligations    (65)     (76)
  Dividends paid on common stock                        (94)     (75)
  Dividends paid on preferred stock                              (11)
  Repurchase of common stock                                     (32)
  Other                                                  23        1
                                                      -----    -----
      Net cash from financing activities                 30        5
                                                      -----    -----

Increase (decrease) in cash and cash equivalents         13      (26)

Cash and cash equivalents
  Beginning of period                                    26       40
                                                      -----    -----
  End of period                                       $  39    $  14
                                                      =====    =====



See accompanying notes.

                     CONSOLIDATED RAIL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)



1. The unaudited financial statements contained herein present Consolidated Rail Corporation's (the "Company") consolidated financial position as of September 30, 1994 and December 31, 1993, the consolidated results of operations for the three and nine-month periods ended September 30, 1994 and 1993 and the consolidated cash flows for the nine-month periods ended September 30, 1994 and 1993. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, and the cumulative effects of changes in accounting principles mentioned in
Note 3, necessary to present fairly the results for the interim periods included.

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

3. Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). As a result, the Company recorded cumulative after tax charges totalling $74 million in the first quarter of 1993. The one-time charge was reduced to $70 million in the third quarter of 1993. The decrease reflected the adjustment for the change in income tax accounting for a subsidiary which was transferred to Conrail Inc. as a result of the corporate reorganization that occurred in the third quarter of 1993.

4. As a result of the increase in the federal corporate income tax rate from 34% to 35%, enacted August 10, 1993 and effective January 1, 1993, income tax expense for the quarter and nine months ended September 30, 1993, includes $36 million of a retroactive nature, primarily for the effects of adjusting deferred income taxes and the special income tax obligation for the rate increase as required under SFAS 109.

5. During the third quarter of 1993, the Company wrote off receivables of $89 million from a subsidiary of Conrail Inc. relating to advances made to Concord Resources Group, Inc. ("Concord").

6. On October 19, 1994, the Company paid a dividend of $29 million on its common stock to Conrail Inc.

7. In July 1994, the Company issued approximately $49 million of 1994 Equipment Trust Certificates, Series A, with interest rates ranging from 5.5% to 7.6%, maturing annually from 1995 to 2009. The certificates were used to finance approximately 85% of the total purchase price of 36 locomotives.

8. Information regarding contingent liabilities and litigation was included in Note 12 to Consolidated Financial Statements and Part I,
Item 3 - Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. Material developments with respect to these and other matters are discussed in Part II, Item 1 - Legal Proceedings in this Form 10-Q.

                   REPORT OF INDEPENDENT ACCOUNTANTS


The Stockholders and Board of Directors of
Consolidated Rail Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Consolidated Rail Corporation and its subsidiaries (the "Company") as of September 30, 1994 and the related condensed consolidated statements of income for the three and nine months ended September 30, 1994 and the condensed consolidated statement of cash flows for the nine months ended September 30, 1994. The condensed consolidated statements of income for the three and nine months ended September 30, 1993 and the condensed consolidated statement of cash flows for the nine months ended September 30, 1993 were reviewed by other independent accountants, whose report dated October 21, 1993, disclosed that no material modifications should have been made to the interim financial information for it to be in conformity with generally accepted accounting principles. This financial information is the responsibility of the Company's management.

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

PRICE WATERHOUSE LLP
Thirty South Seventeenth Street
Philadelphia, PA 19103
October 19, 1994

                   REPORT OF INDEPENDENT ACCOUNTANTS



The Stockholders and Board of Directors of
Consolidated Rail Corporation

We have made a review of the condensed consolidated balance sheet of Consolidated Rail Corporation and subsidiaries as of September 30, 1993, and the related condensed consolidated statements of income for the three and nine-month periods ended September 30, 1993, and the condensed consolidated statement of cash flows for the nine-month period ended September 30, 1993, in accordance with standards established by the American Institute of Certified Public Accountants.

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


                                    COOPERS & LYBRAND


2400 Eleven Penn Center
Philadelphia, Pennsylvania
January 24, 1994

                     CONSOLIDATED RAIL CORPORATION


 Item 2.  Management's  Analysis of Results of Operations
          -----------------------------------------------

 Results of Operations
 ---------------------

 First Nine Months of 1994 compared with First Nine Months of
 ------------------------------------------------------------
 1993
 ----

 Net income for the first nine months of 1994 was $172 million, an increase of $107 million, from $65 million for the first nine months of 1993. Net income for the first nine months of 1994 includes the effects of a one-time charge of $51 million (net of tax benefits of $33 million) relating to a non-union voluntary early retirement program and related costs which the Company recorded during the first quarter of 1994 (see Note 2 to the Condensed Consolidated Financial Statements). Excluding that charge, net income for the first nine months of 1994 would have been $223 million. Net income for the first nine months of 1993 includes the effects of one-time charges in the first quarter of $70 million (net of tax benefits of $14 million) for adoption of required changes in accounting for income taxes and postretirement benefits other than pensions (see Note 3 to the Condensed Consolidated Financial Statements); and the third quarter charges for the recognition of the effects on deferred taxes of the increase in the federal corporate income tax rate, $34 million, and the write-off of receivables from a subsidiary of Conrail Inc. relating to advances made to Concord, $58 million, net of taxes of $31 million, (see Notes 4 and 5 to the Condensed Consolidated Financial Statements). Absent these charges, net income would have been $227 million for first nine months of 1993.

 Operating revenues for the first nine months of 1994 increased $204 million, or 8.1%, to $2,735 million from $2,531 million for the same nine months of 1993. A 9.6% increase in traffic volume resulted in a $232 million increase in revenues that was partially offset by a 1.3% decrease in average revenue per unit which reduced revenues by $35 million. The decline in average revenue per unit was caused by an unfavorable traffic mix.
 Other revenues increased $7 million.

 Operating expenses increased $258 million (including $84 million related to the non-union voluntary early retirement program and related costs), or 12.1%, to $2,387 million for the first nine months of 1994 from $2,129 million for the same period of 1993. The following table shows the operating expenses for the periods:

                                       First Nine Months
                                       -----------------
                                                           Increase
   ($ In Millions)                      1994     1993     (Decrease)
                                       ------   ------    ----------
   Compensation and benefits           $  957   $  928      $ 29
   Fuel                                   140      128        12
   Material and supplies                  162      149        13
   Equipment rents                        289      227        62
   Depreciation and amortization          208      209        (1)
   Casualties and insurance               145       99        46
   Other                                  402      389        13
   Early retirement program                84        -        84
                                       ------   ------      ----
                                       $2,387   $2,129      $258
                                       ======   ======      ====

 Compensation and benefits as a percent of revenues were 35.0% in the first nine months of 1994 and 36.7% in the first nine months of 1993. The compensation and benefits increase of $29 million, or 3.1%, was attributable primarily to increased overtime caused by the adverse weather conditions and service disruptions experienced in the first quarter of 1994.

 The increase of $62 million, or 27.3%, in equipment rents is primarily attributable to increased traffic volume and new operating leases, as well as the effects of crowded serving yards and train delays primarily caused by adverse weather conditions experienced in the first quarter of 1994.

 Casualties and insurance costs increased $46 million, or 46.5%, primarily due to an increase in personal injury claims expense recorded in the third quarter based on higher expected costs to settle claims.

 In the first quarter of 1994, the Company incurred a one-time pre-tax charge of $84 million for the non-union voluntary early retirement program and related costs (see Note 2 to the Condensed Consolidated Financial Statements).

 The Company's operating ratio was 87.3% for the first nine months of 1994, compared with 84.1% for the first nine months of 1993.
 Without the $84 million one-time charge for the early retirement program, the operating ratio for the first nine months of 1994 would have been 84.2%.


 Liquidity and Capital Resources
 -------------------------------
 The Company's cash and cash equivalents increased $13 million in the first nine months of 1994, from $26 million at December 31, 1993 to $39 million at September 30, 1994. Cash generated from operations and borrowings are the Company's principal sources of liquidity and are used primarily for capital expenditures, debt service and dividends. In the first nine months of 1994, operating activities provided cash of $393 million and net proceeds from short-term borrowings and long-term debt provided $166 million. The principal uses of cash were for property and equipment acquisitions, $371 million; payment of capital lease and equipment obligations, $65 million; and cash dividends paid to Conrail Inc., $94 million.

 A working capital (current assets less current liabilities) deficiency of $99 million existed at September 30, 1994 as compared with a deficiency of $29 million at December 31, 1993. Management believes that the Company's financial position allows it sufficient access to credit sources on investment grade terms, and, if necessary, additional intermediate or long-term debt could be obtained for working capital requirements.

 During the first nine months of 1994, the Company issued $198 million of commercial paper and repaid $91 million. At September 30, 1994, $286 million of commercial paper remained outstanding, of which $100 million is classified as long-term debt since it is expected to be refinanced through subsequent issuances of commercial paper and is supported by a long-term credit facility.

 On October 19, 1994, the Company paid a dividend of $29 million on its common stock to Conrail Inc.

                      PART II.  OTHER INFORMATION

                     CONSOLIDATED RAIL CORPORATION


 Item 1.  Legal Proceedings
          -----------------
 The Penn Central Corporation v. United States, Consolidated Rail
 ----------------------------------------------------------------
 Corporation, et al.
 -------------------

 In March 1992, The Penn Central Corporation ("Penn Central") filed suit in the Special Court, a federal court with jurisdiction over certain matters relating to Penn Central's conveyance of rail properties pursuant to the Regional Rail Reorganization Act, seeking a finding that the federal government was barred from pursuing CERCLA claims against it for environmental contamination of properties conveyed as part of its reorganization process. The Company and other recipients of former Penn Central property filed in opposition to Penn Central.

 On August 23, 1994, the Special Court held that the reorganization did not prevent the government from pursuing its CERCLA claims against Penn Central. The Court also granted the Company's Motion for Summary Judgment against Penn Central, finding that the Company's liability for contamination to former Penn Central property was limited to the post-conveyance period only -- beginning in 1976. Notwithstanding this finding, the Special Court declined to preclude federal courts from applying principles of joint and several liability and holding the Company liable for pre-conveyance contamination in instances where contamination of the property was not divisible.

 This matter was previously reported in the Company's report on Form 10-K for the year ended December 31, 1993, in connection with "United States v. Southeastern Pennsylvania Transportation Authority, National Railroad Passenger Corporation, and Consolidated Rail Corporation (Paoli Railyard)" and "United States v. Conrail (Elkhart Yard, Indiana)."

 Item 6.  Exhibits and Reports on Form 8-K
          --------------------------------
          (a)  Exhibits

                12 Computations of the ratio of earnings to fixed charges.

                15.a  Letter re unaudited interim financial
                      information from Price Waterhouse LLP.

                15.b  Letter re unaudited interim financial
                      information from Coopers & Lybrand L.L.P.

                27    Financial data schedule

          (b)   Reports on Form 8-K

                None

                              SIGNATURES



 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            CONSOLIDATED RAIL CORPORATION
                            Registrant





                                 /s/ Bruce B. Wilson
                                 -------------------------------
                                 Bruce B. Wilson
                                 Senior Vice President - Law






                                 /s/ H. W. Brown
                                 -------------------------------
                                 H. W. Brown
                                 Senior Vice President -
                                 Finance and Administration
                                 (Principal Financial Officer)









 Date:  November 10, 1994

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

    15.a    Letter re unaudited interim
            financial information from Price
            Waterhouse LLP.

    15.b    Letter re unaudited interim
            financial information from
            Coopers & Lybrand L.L.P.

    27      Financial data schedule