Form 10-K
period 1994-12-31
CONSOLIDATED RAIL CORP /PA/
filed 1995-03-28
CIK 810765

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549
(Mark One)

  [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1994
                          -----------------
                                    OR

  [  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For Transition Period from _________________ to ____________________

Commission File No. 1-9064

                       CONSOLIDATED RAIL CORPORATION
                       -----------------------------
          (Exact name of registrant as specified in its charter)

  Pennsylvania                                       23 1989084
- ---------------------------------       ---------------------------------------
(State or other jurisdiction            (I.R.S. Employer Identification Number)
of incorporation or organization)

2001 Market Street, Two Commerce Square
Philadelphia, Pennsylvania                                  19101-1417
- ---------------------------------------                     ----------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code  (215) 209-4000
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
  Yes   X    No
      -----     -----
Aggregate market value of voting stock held by non-affiliates of the Registrant (as of March 3, 1995): $0.

Shares of Common Stock Outstanding (as of March 3, 1995): 100 Shares, all of which are held by the parent of the Registrant

DOCUMENTS INCORPORATED BY REFERENCE:  NONE


REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
(J)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                             TABLE OF CONTENTS
                             -----------------


         Item                                                     Page
         ----                                                     ----

Part I     1.  Business......................................      1
           2.  Properties....................................      3
           3.  Legal Proceedings.............................      4
           4.  Submission of Matters to a Vote of Security
                  Holders....................................     11


Part II    5.  Market for Registrant's Common Equity and
                  Related Stockholder Matters.................    11
           6.  Selected Financial Data........................    11
           7.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations..................................    11
           8.  Financial Statements and Supplementary Data....    14
           9.  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure......    43


Part III  10.  Directors and Executive Officers of the
                  Registrant..................................    43
          11.  Executive Compensation.........................    43
          12.  Security Ownership of Certain Beneficial
                  Owners and Management.......................    43
          13.  Certain Relationships and Related Transactions.    43


Part IV   14.  Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K.........................    44

Power of Attorney.............................................    48
Signatures....................................................    48

Exhibit Index.................................................    50

                                  PART I

Item 1.   Business.
- ------    --------
     GENERAL.  Consolidated Rail Corporation ("the Company") is a
Pennsylvania corporation incorporated on February 10, 1976 to acquire, pursuant to the Regional Rail Reorganization Act of 1973, the rail properties of many of the railroads in the northeast and midwest region of the United States which had gone bankrupt during the early 1970's, the largest of which was the Penn Central Transportation Company.

     On July 1, 1993 Conrail Inc. ("Conrail") became the holding company of the Company. The Company is Conrail Inc.'s only significant subsidiary and primary asset. Conrail Inc.'s common stock is listed on the New York and Philadelphia Stock Exchanges.

     Reports on Form 10-K for years prior to 1993 were filed by Consolidated Rail Corporation, and historic data presented herein and therein reflect the results of Consolidated Rail Corporation for those time periods.

     RAIL OPERATIONS. The Company provides freight transportation services within the northeast and midwest United States. The Company interchanges freight with other United States and Canadian railroads for transport to destinations within and outside the Company's service region. The Company operates no significant line of business other than the freight railroad business and does not provide common carrier passenger or commuter train service.

     The Company serves a heavily industrial region that is marked by dense population centers which constitute a substantial market for consumer durable and non-durable goods, and a market for raw materials used in manufacturing and by electric utilities. The Company's traffic levels are substantially affected by its ability to compete with trucks, the economic strength of the industries and metropolitan areas that produce and consume the freight the Company hauls, and the traffic generated by the Company's connecting railroads. The Company remains dependent on non-bulk traffic, which tends to generate higher revenues than bulk commodities, but also involves higher costs and is more vulnerable to truck competition.

      THE SERVICE GROUP SYSTEM. Beginning in 1994, the Company reorganized its Marketing and Sales Department and certain segments of its Operating Department into four service groups: CORE Service, Intermodal Service, Unit Train Service and Automotive Service. Petrochemicals and waste products, food and agriculture products, metals and forest and manufactured products are handled by the CORE Service Group. The Intermodal Service Group handles intermodal trailers and containers. The Unit Train Service Group handles coal and ore traffic. The Automotive Service Group handles automotive parts and finished vehicles. Each of these groups controls the integrated planning, pricing and operating functions that will enable them to tailor services, develop products and make capital investments directed toward the special requirements of their respective customers.

     GOVERNMENT REGULATION. The Company is subject to environmental, safety, and other regulations generally applicable to all businesses, and its rail operations are also regulated by the Interstate Commerce Commission ("ICC"), the Federal Railroad Administration ("FRA"), state Departments of Transportation and some state and local regulatory agencies.

     The ICC has jurisdiction over, among other things, rates charged for certain traffic movements, service levels, freight car rents, and issuance or guarantee of railroad securities. It also has jurisdiction over the situations and terms under which one railroad may gain access to another railroad's traffic or facilities, extension or abandonment of rail lines, consolidation, merger, or acquisition of control of rail common carriers and of other carriers by rail common carriers, and labor protection provisions in connection with the foregoing.

     Under the Staggers Rail Act of 1980, federal regulation of rates and services has been reduced. The ICC has deregulated rates for intermodal traffic, most boxcar traffic and a series of miscellaneous commodities, including steel and automobiles. In addition, railroads are free to negotiate contracts with shippers setting rates, service standards and the terms for movements of other kinds of traffic. As a result, railroads have greater flexibility in adjusting rates and services to meet revenue needs and competitive conditions. Congress is currently reviewing whether the ICC will continue to regulate railroads and the nature and extent of that regulation. It is widely anticipated that in 1995 legislation will be enacted either eliminating the ICC immediately or phasing it out over the next one to two years. Congress is also debating which, if any, of the ICC's functions should be retained and who should be given the authority to enforce them. While the outcome of this debate cannot be predicted with certainty, it seems highly likely that a significant amount of the current regulatory system will be repealed. Should any functions remain, they would likely be enforced at the Department of Transportation or, in the case of mergers and related matters, at the Department of Justice.

     The Company believes that the repeal of some or all of the regulatory provisions of the Interstate Commerce Act applicable to railroads would be likely to result in an increase in railroads' ability to compete effectively by providing additional opportunities for productivity gains and cost-cutting.

     The FRA has jurisdiction over safety and railroad equipment standards.

     The Company's rail operations are also subject to a variety of governmental laws and regulations relating to the protection of the environment. In addition to being involved as a potentially responsible party at numerous Superfund sites (see Item 3 - "Legal Proceedings"), the Company is subject to increasing regulation of the transportation and handling of certain hazardous and nonhazardous commodities and waste which has resulted in additional administrative and operating costs. Also, in 1995, the United States Environmental Protection Agency must issue regulations applicable to new locomotive emissions. Locomotive engines (other than those defined as new or remanufactured) may be regulated by the
states.   Additional investments will likely be required to bring other than new locomotives into compliance, although the timing and amount of the investments will not be determinable until the legislation is adopted. Except as it relates to a 1991 special charge, compliance with existing laws and regulations relating to the protection of the environment has not had a material effect on the Company's capital expenditures, earnings or competitive condition. (See Note 12 to the Consolidated Financial Statements elsewhere in this Annual Report.)

Item 2.   Properties.
- ------    ----------
     As of December 31, 1994, the Company (excluding its subsidiaries) maintained 18,951 miles of track including track for crossovers, turnouts, second main, other main, passing and switch track, on its 11,349 mile route system. Of total route miles, 9,453 are owned, 98 are leased or operated under contract and 1,798 are operated under trackage rights, including approximately 300 miles operated pursuant to an easement over Amtrak's Northeast Corridor. As of December 31, 1994, virtually all track over which at least 10 million gross tons moved annually (6,135 track miles) was heavy-weight rail of at least 127 pounds per yard, and approximately 99% of such track had continuous welded rail. Continuous welded rail reduces track maintenance costs and, in general, permits trains to travel at higher speeds. As of December 31, 1994, the Company had 9,352 miles of continuous welded rail on track it maintained.

     As of December 31, 1994, all of the 5,647 track miles maintained for fast freight traffic had a maximum operating speed of 50 MPH or more, and

33% had a maximum operating speed of at least 70 MPH. As of December 31, 1994, approximately 96% of the track over which at least 10 million gross tons moved annually was governed by automatic signal systems. In all, as of December 31, 1994, 7,656 miles of track were controlled by automatic signal systems.

     As a result of the strategic planning process, certain under-utilized rail lines and other facilities were identified for disposal in order to avoid future capital costs and to improve the Company's return on assets. The expected losses upon disposition of such assets were included in a 1991 special charge. The Service Groups are involved in an ongoing process to identify additional assets not required to support their service.

     The Company owns (or uses subject to capitalized leases) 2,147 locomotives with an average age of 16.7 years and 56,391 freight cars of various types (including 17,865 freight cars under operating leases) with an average age of 21 years.

Item 3.   Legal Proceedings.
- ------    -----------------
     Occupational Disease Litigation. The Company has been named as a defendant in lawsuits filed pursuant to the provisions of the Federal Employers' Liability Act ("FELA") by persons alleging (1) personal injury or death caused by exposure to asbestos in connection with railroad employment; (2) complete or partial loss of hearing caused by exposure to excessive noise in the course of railroad employment; (3) repetitive motion injury in connection with railroad employment; and (4) personal injury or death caused by exposure to deleterious substances (mixed dusts, fumes, chemicals, etc.) As of December 31, 1994, the Company is a defendant in 391 pending asbestosis suits, 853 pending hearing loss suits, 34 pending repetitive motion injury suits and 424 pending deleterious substance suits, and had notice of 963 potential asbestosis claims, 4,558 potential hearing loss claims, 2,354 potential repetitive motion injury claims and 47 deleterious substance claims.

     The Company expects to be named as a defendant in a significant number of occupational disease cases in the future.

     Structure and Crossing Removal Disputes in Connection With Lines Abandoned Under NERSA. The Company may be responsible, in whole or in part, for the costs of removal of several hundred overhead and underpass crossings located on railroad lines it has abandoned under the Northeast Rail Service Act of 1981 ("NERSA") (and, in some instances, responsible for the removal of the lines of railroad themselves as well as appurtenant structures). The Company's liability for the removal of such lines, crossings and structures will be determined on a case-by-case basis. Some states have imposed upon the Company the obligation to remove certain crossings.

     In 1989, an organization of interests that own property under and adjacent to Conrail's elevated West 30th Street rail line running along the west side of lower Manhattan filed a petition with the ICC seeking to force Conrail to abandon the line and finance its removal, which could have cost in excess of $30 million. In January 1992, the ICC voted to grant the petition, subject to the owners posting a bond indemnifying Conrail for demolition costs exceeding $7 million. The property owners refused to post the bond. The parties appealed to the U.S. Court of Appeals for the District of Columbia, which upheld the ICC's order, including the bond requirement. No appeal was taken. No abandonment certificate will be issued unless the property owners post a bond, which they have not done.

     Conrail's Withdrawal from RCAF Master Tariff. The Rail Cost Adjustment Factor ("RCAF") is an index of rail costs issued by the ICC according to which railroads may adjust their regulated rates for inflation and cost increases free of regulatory interference. In March 1989, the ICC decided to offset the quarterly RCAF by the entirety of the average rail industry productivity gain.

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

     In January 1991, the ICC commenced a proceeding at the request of a shippers' organization to clarify the legal effect of the Company's (and other railroads') withdrawal from the RCAF master tariff, including the shippers' assertion that railroads thereby lose protection from challenge for rates previously adjusted under these procedures. In April 1991, the Company individually opposed and participated in the rail industry's opposition to the petition. The ICC has taken no action on the matter since that time.
     Engelhart v. Consolidated Rail Corp. In connection with the Special Voluntary Retirement Program offered to certain employees in late 1989 and early 1990, the Company used surplus funds in its overfunded Supplemental Pension Plan ("Plan") to fund certain aspects of that program. In December 1992, certain former Company employees brought suit in the U.S. District Court for the Eastern District of Pennsylvania challenging the use of surplus Plan funds (i) to pay administrative Plan expenses previously paid by the Company, (ii) to fund the Special Voluntary Retirement Program, and
(iii) to pay life insurance and medical insurance premiums of former employees as improper and unlawful, and alleging that employees who have made contributions to the Plan or its predecessor plans are entitled to share in the surplus assets of the Plan. In August 1993, the federal district court granted the Company's Motion to Dismiss the majority of counts in the complaint, but declined to dismiss the issue of the Company's use of Plan assets to pay administrative expenses of the Plan, which are estimated to be approximately $29 million as of December 31, 1994.
However, the Company believes that the use of surplus Plan assets for this purpose is lawful and proper. The Company uses surplus Plan assets in a similar manner in connection with its 1994 early retirement program.

     Environmental Litigation. The Company is subject to various federal, state and local laws and regulations regarding environmental matters. In certain instances, the Company has received notices of violations of such laws and regulations and either has taken or plans to take appropriate steps to address the problems cited or to contest the allegations of violation. As of December 31, 1994, the Company had received inquiries from governmental agencies or had been identified, together with other companies, as a potentially responsible party for cleanup and/or removal costs due to its status as an alleged transporter, generator or property owner at 128 locations throughout the country. However, the Company, through its own investigations and assessments, believes it may have some potential responsibility at only 53 of these sites. The amounts the Company has accrued with respect to the proceedings listed below are included in its $74 million accrual for estimated future environmental expenses. (See Note 12 to the Consolidated Financial Statements included elsewhere in this Annual Report.) The significant environmental proceedings, including Superfund sites, are discussed below.

    United States v. Southeastern Pennsylvania Transportation Authority ("SEPTA"), National Railroad Passenger Corporation ("Amtrak"), and Consolidated Rail Corporation. In March 1986, the United States Environmental Protection Agency ("EPA") filed an action in the United States District Court for the Eastern District of Pennsylvania for cost recovery, injunctive relief, and a declaratory judgment against the Company, Southeastern Pennsylvania Transportation Authority ("SEPTA") and National Railroad Passenger Corp. ("Amtrak") under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA" or "Superfund Law"), as amended. In 1990, the Pennsylvania Department of Environmental Resources ("PADER") intervened as a plaintiff. Suit is based on the release or threatened release at the Paoli Railroad Yard, Paoli, Chester County, Pennsylvania, of polychlorinated biphenyls ("PCBs"), a listed hazardous substance under CERCLA. The Company is sued in its capacity as the operator of the rail yard from April 1, 1976 through December 31, 1982, under an agreement with SEPTA to provide commuter rail service. In March 1992, Penn Central brought suit before the Special Court arguing that the terms of the transfer of its properties to the Company did not contemplate environmental liability for conditions existing at the time of the transfer. On August 23, 1994, the Special Court held that the reorganization did not prevent the government from pursuing its CERCLA claims against Penn Central. The Court also granted the Company's Motion for Summary Judgment against Penn Central, finding that the Company's liability for contamination to former Penn Central property was limited to only the post-April 1, 1976 period. Notwithstanding this finding, the Special Court declined to preclude federal courts from applying principles of joint and several liability and holding the Company liable for pre-April 1,1976 contamination in instances where contamination of the property was not divisible.

     The Company also awaits the Special Court's decision in a related action in which the Company seeks a declaration against the Reading Company similar to that granted with respect to Penn Central, as well as a declaration that the Company is entitled to indemnification from SEPTA and/or the federal government for environmental liability resulting from its statutorily mandated provision of commuter rail service. Oral argument in that matter was held October 24, 1994.

     Motions and cross-motions for summary judgment by the parties are pending.

     Pursuant to a series of partial preliminary consent decrees, defendants have performed a series of cleanup actions both on and off-site and have conducted a Remedial Investigation/Feasibility Study ("RI/FS"). As of December 31, 1994, the cost of the RI/FS and of the interim cleanup measures performed by the three defendants is approximately $9 million. Those costs have been shared equally among the three defendants but are subject to reallocation. All work done to date has been performed subject to a denial of liability and without waiving any defense to the governmental claim for cleanup costs or other relief.

     EPA has now requested that the parties submit a remediation plan that includes participation by Penn Central. Settlement negotiations with EPA continue.

     United States v. Consolidated Rail Corp, et al. The EPA has listed the Company's Elkhart Yard in Indiana on the National Priorities List. The EPA contends that chemicals have migrated from the yard and contaminated drinking wells in the area. On February 14, 1990, the EPA filed a civil action against the Company in the U.S. District Court for the Northern District of Indiana seeking recovery of approximately $345,000 for costs incurred in protecting the water supply. In addition, the EPA seeks a declaratory judgment against the Company for all future costs incurred in responding to the release or threatened release of hazardous substances from the site. The Company believes it is not the sole source and may not be a contributing source to the contamination alleged by the EPA.

The Company filed a third-party action joining Penn Central as a defendant, to which Penn Central responded by filing a declaratory judgment action in Special Court. As a result of the Special Court decision in August 1994, the Company and Penn Central have negotiated an interim cost-sharing arrangement for costs in implementing the EPA's 1992 interim Record of Decision, which the Company had undertaken alone. (See previous discussion regarding the Special Court under "United States v. SEPTA, et al"). EPA has recently issued a second Record of Decision in draft form that, if finalized, would require the parties to install a public water supply system for up to 700 additional homes.

     United States v. Consolidated Rail Corp, et al. The Company has been identified as the fifth largest generator of waste oil at the Berks Associates Superfund site in Douglasville, Pennsylvania. In addition, the Company has become aware that it and its predecessor, Penn Central, owned a small portion of land that was leased to the operator of the Berks site.
As such, the Company's liability could increase due to its questionable status as both an owner and a generator. In August 1991, the EPA issued an administrative order against the Company and thirty-five other entities mandating the implementation of an approximately $2 million partial remedy and filed a complaint in the U.S. District Court for Eastern District of Pennsylvania for the recovery of approximately $8 million in costs incurred by the government. The parties have negotiated an administrative order with the EPA and have filed an answer to the civil action. A group of potentially responsible parties (including the Company) undertook compliance with the administrative order. The Company and the 35 other defendants have filed a third-party complaint against approximately 630 entities seeking contribution for the costs of the remedy and government costs. The Company, along with other defendants, is negotiating a settlement with the EPA. On June 30, 1993, the EPA issued another administrative order against the Company and 33 other entities, mandating the remediation of the southern portion of the site. The effective date of the order has been delayed in light of the negotiations.

     The most expensive aspect of the remediation of the site is the cleanup of Source Area 2, which the government estimates at between $45 and $55 million. This Source Area was closed prior to the Company's incorporation, and therefore the Company has maintained that it is not liable for the cost of remediating Source Area 2. In addition, PADER has filed a complaint with the court for the recovery of natural resource damages.

     United States v. Consolidated Rail Corp, et al. The Company is a potentially responsible party ("PRP"), along with more than 50 other parties, in the United Scrap Lead federal Superfund action in Troy, Ohio, where substantial quantities of batteries were disposed of over a period of several years. The EPA sued the Company and nine other parties in August 1991 in the Southern District of Ohio for the recovery of approximately $2 million in past costs. The Company and other PRP's have commissioned treatability studies. The court has imposed a stay to discuss whether this matter can be settled. EPA has selected a remedy for the site with an estimated cost of approximately $33 million, which the PRP's are challenging. The Company estimates its share of the liability at 8%.

     Commonwealth of Massachusetts v. Consolidated Rail Corporation. On April 21, 1992, the Massachusetts Attorney General filed suit in Superior Court of Massachusetts alleging the Company's violation of the Massachusetts Clean Air Act and its implementing regulations by allowing diesel engines to idle unnecessarily and/or in excess of thirty minutes. On May 4, 1992, the court entered a preliminary injunction, the terms of which are substantially consistent with the Company's existing idling policy.
The Attorney General subsequently filed a complaint alleging the Company's violation of the preliminary injunction. On February 2, 1993, the parties entered into a partial settlement agreement; however, the Attorney General has alleged that the Company has failed to comply with certain provisions of the settlement. The Company is negotiating the terms of a settlement with the Attorney General's office.

     United States v. Consolidated Rail Corporation, The Monongahela Railway Company, et al. On September 30, 1992, Region VIII of the EPA filed an administrative action for civil penalties against the Company and its former wholly-owned subsidiary, The Monongahela Railway Company (now merged into the Company), under the Toxic Substances Control Act for allegedly improper handling of a shipment of PCB contaminated soil. The other railroads in the movement and the shipper were served with similar complaints. The Company entered into a de minimus settlement with EPA which was effective October 31, 1994.

     New York State Department of Environmental Conservation Order On Consent. On February 18, 1993, the New York State Department of Environmental Conservation ("NYSDEC") served the Company with a draft Order on Consent requiring the payment of civil fines in connection with its inspection of Selkirk Yard. The order also seeks compensation for the hiring of three full-time NYSDEC employees to monitor the Company's compliance at Selkirk and two other rail yards in New York. The Company is negotiating the terms of the Order with NYSDEC.

     United States v. Consolidated Rail Corporation, et al. On March 17, 1994, the United States Department of Justice ("DOJ") served notice that it had filed a complaint in the Federal District Court for the Eastern District of Pennsylvania against Consolidated Rail Corporation and two other parties citing various violations of the Clean Air Act ("CAA") and the National Emission Standard for Hazardous Air Pollutants ("NESHAP") in connection with the alleged release of asbestos during the renovation of a grain storage facility. DOJ seeks civil penalties and injunctive relief against further violations of CAA and NESHAP. The Company has initiated settlement discussions with DOJ, as a result of which the litigation has been stayed.

     New York State Department of Environmental Conservation Order on Consent. On November 3, 1994, NYSDEC served the Company with an Order on Consent requiring the payment of civil fines in connection with the alleged discharge of waste water from DeWitt Yard in Onondaga County, New York into New York State waters. The Company is negotiating the terms of the Order with NYSDEC.

     In the matter of Consolidated Rail Corporation, Ashtabala, OH. On September 21, 1994, the EPA filed an Administrative Complaint against the Company seeking civil penalties for certain alleged violations of its National Pollutants Discharge Emissions System permit. The Company filed its answer on November 30, 1994, and is negotiating with the EPA to settle this matter.

     Conway Yard, Pittsburgh. In 1991, the Company received Notices of Violation ("NOV") from PADER alleging violations of the Clean Streams Act for discharges of oil into the Ohio River. In September 1993, PADER sent to the Company a draft Consent Order and Agreement requiring a comprehensive site remediation for soil, ground water, surface waters and sediments at the Conway rail yard and requiring the payment of civil fines in connection with violations at the yard, including continuing ground water contamination. The Company and PADER continue to negotiate the extent of the investigation and remediation to be undertaken at the yard and the amount of the fines.

     Beacon Park, Massachusetts. Massachusetts and federal officials are currently investigating an alleged unlawful discharge of oil by the Company into the Charles River. The investigation could result in the assessment of fines or other penalties against the Company.

     Other. In addition to the above proceedings, the Company has been named in various legal proceedings arising out of its activities as an employer and as an operator of a freight railroad, including personal injury actions brought by its employees under FELA, as well as administrative proceedings with and investigation by government agencies.

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


Item 4.  Submission of Matters to a Vote of Security Holders.
- ------   ---------------------------------------------------
     Information omitted in accordance with General Instruction J(2)(c).

                                  PART II

Item 5.   Market for Registrant's Common Equity
- ------    -------------------------------------
          and Related Stockholder Matters.
          -------------------------------
     All of the common stock of the Company is held by Conrail.
Accordingly, there is no market for the Company's common stock. See Note 4 to the Consolidated Financial Statements elsewhere in this Annual Report for information with respect to dividends paid by the Company.

Item 6.  Selected Financial Data.
- ------   -----------------------
     Information omitted in accordance with General Instruction J(2)(a).

Item 7.  Management's Discussion and Analysis of Financial Condition and
- ------   ---------------------------------------------------------------
         Results of Operations.
         ---------------------
     See General Instruction J(2)(a).

Results of Operations
- ---------------------
1994 Compared with 1993
     Net income for 1994 was $319 million compared with 1993 net income of $164 million. Results for 1994 include a one-time charge of $51 million (net of tax benefits of $33 million) relating to a non-union voluntary early retirement program and related costs recorded in the first quarter (see Note 3 to the Consolidated Financial Statements elsewhere in this Annual Report). The 1993 results include one-time after-tax charges of $70 million for the adoption of required changes in accounting for income taxes and postretirement benefits other than pensions; the reserve for intercompany receivables related to the planned disposition of Concord Resources Group, Inc., ("Concord"), a subsidiary of Conrail Inc., $58 million (net of estimated income tax benefits of $31 million); and the one-time effects on deferred taxes of the increase in the federal tax rate, $34 million (see Notes 1, 4, 8 and 9 to the Consolidated Financial Statements elsewhere in this Annual Report). Absent the one-time charges, the Company's net income for 1994 and 1993 would have been $370 million and $326 million, respectively.

    In the first quarter of 1994, the Company's results were adversely affected by difficult operating conditions caused by severe winter weather and by greater than anticipated traffic volumes, the combination of which created a shortage of crews and locomotives. At the same time, the Company reorganized its marketing department and certain of its operating functions into four service groups: CORE, Unit Train, Intermodal and Automotive. These factors in combination created service disruptions and increased operating expenses in the first quarter. Nevertheless, a strong economy throughout the year resulted in increases in both revenue and traffic volume for 1994. Despite increased traffic volume, the Company's continued cost reduction and containment programs in the last three quarters enabled the Company to limit the increase in its operating expenses (excluding the early retirement program charge) to 6.5% over 1993.

     Operating revenues (primarily freight line haul revenues, but also including switching, demurrage and incidental revenues) increased $278 million, or 8.1%, from $3,438 million in 1993 to $3,716 million in 1994.
An 8.3% increase in traffic volume in units (freight cars and intermodal trailers and containers), primarily a result of a strong economy throughout the year, resulted in a $274 million increase in revenues that was partially offset by a slight decrease in average revenue per unit which reduced revenues by $8 million. The decrease in average revenue per unit was caused by an unfavorable traffic mix which reduced revenues by $46 million, substantially offset by increases in average rates which increased revenues by $38 million. Traffic volume increases were experienced by each of the four service groups: Intermodal, 17.3%; Automotive, 10.0%; Unit Train, 3.9%; and CORE, 1.5%. Within the CORE Service Group, Metals increased 4.5%, Forest and Manufactured Products increased 3.1%, Petrochemicals and Waste increased .5%, and Food and Agriculture Products decreased 2.0%. Switching, demurrage and incidental revenues increased $12 million.
     Operating expenses increased $268 million, or 9.4%, from $2,845 million in 1993 to $3,113 million in 1994. The following table sets forth the operating expenses for the two years:

                                                        Increase
(In Millions)                    1994        1993      (Decrease)
                               ------      ------      ----------
Compensation and benefits      $1,259      $1,228         $ 31
Fuel                              188         178           10
Material and supplies             203         194            9
Equipment rents                   381         305           76
Depreciation and amortization     278         282           (4)
Casualties and insurance          187         134           53
Other                             533         524            9
Early retirement program           84                       84
                               ------      ------         ----
                               $3,113      $2,845         $268
                               ======      ======         ====

     Compensation and benefits costs increased $31 million, or 2.5%, primarily due to increased wage rates which were partially offset by reduced fringe benefits costs and lower employment levels. Compensation and benefits as a percent of revenues was 33.9% in 1994 compared with 35.7% in 1993.

     The increase of $76 million, or 24.9%, in equipment rents reflects the effects of increased traffic volume and new operating leases, as well as the effects of crowded serving yards and train delays experienced primarily in the first half of 1994.

     Casualties and insurance costs increased $53 million, or 39.6%. While the number of injuries for the year was about the same as in 1993, the cost per claim to settle injuries has continued to escalate. The costs related to occupational claims and the number of those claims also increased.

     In the first quarter of 1994, the Company incurred a one-time pre-tax charge of $84 million for the non-union voluntary early retirement program and related costs (see Note 3 to the Consolidated Financial Statements elsewhere in this Annual Report).

     The Company's operating ratio (operating expenses as a percent of revenues) was 83.8% for 1994, compared with 82.8% for 1993. Without the $84 million one-time charge for the early retirement program, the operating ratio for 1994 would have been 81.5%.

Item 8.  Financial Statements and Supplementary Data.
- ------   -------------------------------------------
                     Report of Independent Accountants

The Shareholder and Board of Directors of
Consolidated Rail Corporation

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) 1. and 2. present fairly, in all material respects, the financial position of Consolidated Rail Corporation and subsidiaries at December 31, 1994, and the results of their operations and their cash flows for the year ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. The consolidated financial statements of Consolidated Rail Corporation and subsidiaries for the years ended December 31, 1993 and 1992 were audited by other independent accountants whose report dated January 24, 1994 expressed an unqualified opinion on those statements.

As discussed in Note 1 to the consolidated financial statements, the Company changed its methods for accounting for income taxes and postretirement benefits other than pension in 1993.




Price Waterhouse LLP
Thirty South Seventeenth Street
Philadelphia, Pennsylvania   19103
January 23, 1995

                     Report of Independent Accountants


The Stockholder and Board of Directors
Consolidated Rail Corporation

     We have audited the 1993 and 1992 consolidated financial statements and the financial statement schedule of Consolidated Rail Corporation and subsidiaries listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Rail Corporation and subsidiaries as of December 31, 1993, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its methods for accounting for income taxes and postretirement benefits other than pensions in 1993.



                                   COOPERS & LYBRAND


2400 Eleven Penn Center
Philadelphia, Pennsylvania
January 24, 1994


                       CONSOLIDATED RAIL CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME

                                           Years ended December 31,
                                          -------------------------
($ In Millions Except Per Share Data)       1994     1993     1992
                                          ------   ------   ------
Revenues                                  $3,716   $3,438   $3,345
Operating expenses                        ------   ------   ------
  Way and structures                         500      491      465
  Equipment                                  816      703      692
  Transportation                           1,366    1,273    1,306
  General and administrative                 347      378      348
  Early retirement program (Note 3)           84
                                          ------   ------   ------
    Total operating expenses               3,113    2,845    2,811
                                          ------   ------   ------
Income from operations                       603      593      534
Interest expense                            (178)    (177)    (172)
Reserve of intercompany receivables
(Note 4)                                              (89)
Other income, net (Note 11)                  101      114       98
Income before income taxes and the        ------   ------   ------
cumulative effect of changes in
accounting principles                        526      441      460
Income taxes (Note 8)                        207      207      178
Income before the cumulative effect of    ------   ------   ------
changes in accounting principles             319      234      282

Cumulative effect of changes in accounting
principles (Notes 1, 8 and 9)                         (70)
                                          ------   ------   ------
Net income                                $  319   $  164   $  282
Net income per common share               ======   ======   ======
 (Notes 1 and 2)
    Primary                                                 $ 3.28
    Fully diluted                                             2.99
Ratio of earnings to fixed charges
 (Note 1)                                   3.29x    3.00x    3.33x


See accompanying notes.

                       CONSOLIDATED RAIL CORPORATION
                        CONSOLIDATED BALANCE SHEETS

                                                    December 31,
                                                  -----------------
($ In Millions)                                     1994      1993
                                                  -------   -------
         ASSETS
Current assets
  Cash and cash equivalents                       $   31    $   26
  Accounts receivable                                650       649
  Deferred tax assets (Note 8)                       241       218
  Material and supplies                              164       132
  Other current assets                                23        20
                                                  ------    ------
     Total current assets                          1,109     1,045
Property and equipment, net (Note 5)               6,498     6,313
Other assets                                         676       552
                                                  ------    ------
     Total assets                                 $8,283    $7,910
                                                  ======    ======
         LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Short-term borrowings                              112        79
  Current maturities of long-term debt (Note 7)      130       146
  Accounts payable                                   122        84
  Wages and employee benefits                        169       185
  Casualty reserves                                  103        93
  Accrued and other current liabilities (Note 6)     549       487
                                                  ------    ------
     Total current liabilities                     1,185     1,074
Long-term debt (Note 7)                            1,940     1,959
Casualty reserves                                    212       132
Deferred income taxes (Note 8)                     1,212     1,084
Special income tax obligation (Note 8)               513       575
Other liabilities                                    328       343
                                                  ------    ------
     Total liabilities                             5,390     5,167
                                                  ------    ------
Commitments and contingencies (Note 12)
Stockholder's equity (Notes 2 and 10)
  Preferred stock (no par value; 25,000,000 shares
   authorized; no shares issued)
  Common stock ($1 par value; 250,000,000 shares
   authorized; 100 shares issued and outstanding)

  Additional paid-in capital                       2,128     2,123
  Note receivable from ESOP                         (312)     (308)
  Retained earnings                                1,077       928
                                                  ------    ------
     Total stockholder's equity                    2,893     2,743
                                                  ------    ------
     Total liabilities and stockholder's equity   $8,283    $7,910
                                                  ======    ======
See accompanying notes.


                       CONSOLIDATED RAIL CORPORATION
              CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                                         Series A      Unearned          Additional        Note
                                        Preferred          ESOP  Common     Paid-In  Receivable  Retained  Treasury
($ In Millions Except Per Share Data)       Stock  Compensation   Stock     Capital   From ESOP  Earnings     Stock
                                        ---------  ------------  ------  ----------  ----------  --------  --------
Balance, January 1, 1992                     $288         $(273)   $ 41      $1,909                $  715     $ (19)
Amortization                                                 10
Net income                                                                                            282
Common dividends, $1.00 per                                                                           (81)
share
Preferred dividends, $2.165 per
share                                                                                                 (21)
Common stock split (Note 2)                                          42         (42)
Common shares acquired                                                                                         (131)
Exercise of stock options                                                        12
Other                                          (1)                                9                     8
                                            -----         -----   -----      ------    ------       -----     -----
Balance, December 31, 1992                    287          (263)     83       1,888                   903      (150)
Amortization                                                  5
Net income                                                                                            164
Common dividends (Note 4)                                                                            (131)
Preferred dividends, $1.0825 per
share                                                                                                 (11)
Common shares acquired                                                                                          (32)
Exercise of stock options                                             1           6
Common shares reclassified as
unissued                                                                         (1)                   (1)        2
Corporate reorganization (Note 2)            (287)          258     (84)        226       $(307)                180
Other                                                                             4          (1)        4
                                            -----         -----   -----       -----       -----     -----     -----
Balance, December 31, 1993                      -             -       -       2,123        (308)      928         -
Net income                                                                                            319
Common dividends, (Note 4)                                                                           (170)
Other                                                                             5          (4)
                                            -----         -----   -----      ------       -----    ------     -----
Balance, December 31, 1994                   $  -         $   -    $  -      $2,128       $(312)   $1,077     $   -
                                             ====         =====    ====      ======       =====    ======     =====

See accompanying notes.


                       CONSOLIDATED RAIL CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Years ended December 31,
                                                ------------------------
($ In Millions)                                   1994     1993     1992
                                                  ----     ----     ----
Cash flows from operating activities
  Net income                                     $ 319    $ 164    $ 282
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Early retirement program                        84
    Reserve of intercompany receivables                      89
    Cumulative effect of accounting changes                  70
    Depreciation and amortization                  278      282      295
    Deferred income taxes                          150      224      208
    Special income tax obligation                  (62)     (50)     (58)
    Gains from sales of property                   (18)     (20)      (6)
    Pension credit                                 (46)     (43)     (42)
    Changes in:
      Accounts receivable                            1      (57)      (5)
      Accounts and wages payable                    22        7     (153)
    Settlement of tax audit                                 (51)
    Other                                          (94)    (120)     (25)
                                                 -----    -----    -----
      Net cash provided by operating activities    634      495      496
                                                 -----    -----    -----
Cash flows from investing activities
  Property and equipment acquisitions             (490)    (566)    (466)
  Proceeds from disposals of properties             32       23       25
  Other                                            (18)     (45)     (18)
                                                 -----    -----    -----
      Net cash used in investing activities       (476)    (588)    (459)
                                                 -----    -----    -----
Cash flows from financing activities
  Repurchase of common stock                                (32)    (131)
  Net proceeds from short-term borrowings           33      (48)     177
Payment of capital lease and equipment
obligations                                        (96)    (109)    (113)
  Proceeds from long-term debt                     114      485       80
  Payment of long-term debt                        (62)     (86)     (53)
  Dividends on common stock                       (170)    (131)     (81)
  Dividends on preferred stock                              (11)     (21)
  Other                                             28       11       12
                                                 -----    -----    -----
Net cash provided by (used in) financing
activities                                        (153)      79     (130)
                                                 -----    -----    -----
Increase (decrease) in cash and cash equivalents     5      (14)     (93)
Cash and cash equivalents
  Beginning of year                                 26       40      133
                                                 -----    -----    -----
  End of year                                    $  31    $  26    $  40
                                                 =====    =====    =====

See accompanying notes.

1. Summary of Significant Accounting Policies
   ------------------------------------------
       Industry
       --------
   Consolidated Rail Corporation (the "Company") operates a freight railroad system within the northeast and midwest United States and the Province of Quebec.

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

        Revenue Recognition
        -------------------
   Revenue is recognized proportionally as a shipment moves on the Company's system from origin to destination.

        Earnings Per Share
        ------------------
   Earnings per share amounts are not presented for 1994 and 1993 as the Company became a wholly-owned subsidiary of Conrail Inc. on July 1, 1993 (Note 2). For 1992, primary earnings per share are based on net income adjusted for the effects of preferred dividends net of income tax benefits, divided by the weighted average number of shares outstanding during the period including the dilutive effect of stock options. Fully diluted earnings per share assume conversion of the convertible preferred stock ("ESOP Stock") held by the Non-union Employee Stock Ownership Plan (the "Non-union ESOP") into common stock. Net income applicable to fully diluted earnings per share has been adjusted by the increase, net of income tax benefits, in ESOP-related expenses assuming conversion of all ESOP Stock to common stock. The weighted average numbers of shares of common stock outstanding during the year ended December 31, 1992 were 81,743,648 and 91,856,193 primary and fully diluted, respectively.

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

        New Accounting Standards
        ------------------------
   Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106") (Note 9) and Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") (Note 8). As a result, the Company recorded cumulative after tax charges of $22 million and $48 million for SFAS 106 and SFAS 109, respectively.

2. Corporate Reorganization and Presentation
   -----------------------------------------
   In May 1993, the shareholders of the Company approved a plan for the adoption of a holding company structure. Under the Plan, each share of the Company's common stock which was issued and outstanding or held in the treasury of the Company, and each share of the Company's convertible preferred stock, all of which were held by the Non-union

   ESOP, were automatically converted into one share of common stock and one share of preferred stock, respectively, of a newly created holding company, Conrail Inc. As a result, Conrail Inc. became the publicly held entity and the Company became a wholly-owned subsidiary of Conrail Inc. effective July 1, 1993.

   The promissory note receivable, plus accrued interest, which the Company received in 1990 from the Non-union ESOP in exchange for its preferred shares remained with the Company and is recorded in the stockholder's equity section of its balance sheet.

   As part of the establishment of the holding company, a wholly-owned subsidiary of the Company was transferred to Conrail Inc. The financial position and results of operations of this subsidiary were not material to the accompanying consolidated financial statements.

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

   All reference in the financial statements with regard to the number of shares, and related dividends and per share amounts for both common stock (including treasury shares) and ESOP Stock have been restated to reflect the stock split. Stock compensation and other plans that provide for the issuance of common stock, ESOP Stock, or an amount equivalent to their respective fair market values, have also been amended to reflect the stock split.

3. 1994 Early Retirement Program
   -----------------------------
   During the first quarter of 1994, the Company recorded a charge of $51 million (after tax benefits of $33 million) for a non-union employee voluntary early retirement program and related costs. The majority of the cost of the early retirement program will be paid from the Company's overfunded pension plan.

4. Related Party Transactions
   --------------------------
   The Company engages in various transactions with Conrail Inc. The Company funds the cash requirements of Conrail Inc. primarily through cash dividends, which totaled $170 million and $87 million (excluding

   $44 million paid to shareholders prior to July 1, 1993) in 1994 and 1993, respectively. The Company is obligated to pay a management fee to Conrail Inc. equal to the amount of preferred dividends declared by Conrail Inc. in connection with the Non-union ESOP, which totaled $21 million and $11 million in 1994 and 1993, respectively, and is recorded in "Other income, net" on the consolidated statement of income (Notes 9 and 11). Advances between the two companies accrue interest at the Federal Reserve Bank's 30-day average interest rate. The resulting interest income and interest expense on advances to and from Conrail Inc. were immaterial to the Company's financial statements. A summary of the Company's transactions with Conrail Inc. are as follows:

                                             December 31,
                                            --------------
                                            1994      1993
                                            ----      ----
                                             (In Millions)
   Short-term receivable                     $12        $9
   Short-term payable                          9        21

   In September 1993, the Company recorded a reserve of $89 million relating to advances made to Concord Resources Group, Inc.
   ("Concord"), a subsidiary of Conrail Inc.

5. Property and Equipment
     ----------------------

                                               December 31,
                                             ----------------
                                               1994      1993
                                             ------    ------
                                               (In Millions)
  Roadway                                   $ 6,764   $ 6,547
  Equipment                                   1,169     1,101
  Less:  Accumulated depreciation            (1,570)   (1,521)
         Allowance for disposition             (241)     (255)
                                            -------   -------
                                              6,122     5,872
                                            -------   -------
  Capital leases (primarily equipment)          988     1,104
  Accumulated amortization                     (612)     (663)
                                            -------   -------
                                                376       441
                                            -------   -------
                                            $ 6,498   $ 6,313
                                            =======   =======

   The Company acquired equipment and incurred related long-term debt under various capital leases of $8 million in 1994, $75 million in 1993 and $13 million in 1992. As part of a 1991 special charge, the Company recorded an allowance for disposition for the sale or abandonment of certain under-utilized rail lines and other facilities.


6. Accrued and Other Current Liabilities
   -------------------------------------

                                              December 31,
                                             -------------
                                             1994     1993
                                             ----     ----
                                             (In Millions)

     Freight settlements due others          $ 51     $ 62
     Equipment rents (primarily car hire)      76       79
     Unearned freight revenue                  74       79
     Property and corporate taxes              77       85
     Other                                    271      182
                                             ----     ----
                                             $549     $487
                                             ====     ====

7. Long-Term Debt
   --------------

   Long-term debt outstanding, including the weighted average interest rates at December 31, 1994, is composed of the following:

                                               December 31,
                                              -------------
                                              1994     1993
                                              ----     ----
                                              (In Millions)
     Capital leases                         $  488   $  561
     Medium-term notes payable,
       6.31%, due 1995 to 1998                 228      225
     Notes payable, 9.75%, due 2000            250      250
     Debentures payable, 7.88%, due 2043       250      250
     Debentures payable, 9.75%, due 2020       544      544
     Equipment and other obligations, 6.23%    210      175
     Commercial paper, 4.35%                   100      100
                                            ------   ------
                                             2,070    2,105
     Less current portion                     (130)    (146)
                                            ------   ------
                                            $1,940   $1,959
                                            ======   ======

   Using current market prices when available, or a valuation based on the yield to maturity of comparable debt instruments having similar characteristics, credit rating and maturity, the total fair value of the Company's long-term debt, including the current portion, but excluding capital leases, is $1,601 million and $1,782 million at December 31, 1994 and 1993, respectively, compared with carrying values of $1,582 million and $1,544 million at December 31, 1994 and 1993, respectively.

   The Company's noncancelable long-term leases generally include options to purchase at fair value and to extend the terms. Capital leases have been discounted at rates which average 7.69% and are collateralized by assets with a net book value of $375 million at December 31, 1994.

   Minimum commitments, exclusive of executory costs borne by the Company, are:

                                   Capital             Operating
                                    Leases                Leases
                                   -------             ---------
                                            (In Millions)
          1995                        $ 98                $  116
          1996                          97                   120
          1997                          84                    98
          1998                          78                    93
          1999                          68                    77
          2000 - 2017                  251                   676
                                      ----                ------
          Total                        676                $1,180
                                                          ======
          Less interest portion       (188)
                                      ----
          Present value               $488
                                      ====

   Operating lease rent expense was $118 million in 1994, $88 million in 1993 and $71 million in 1992.

   In June 1993, the Company and Conrail Inc. filed a shelf registration statement on Form S-3 to enable the Company to issue up to $500 million in debt securities or Conrail Inc. to issue up to $500 million in convertible debt or equity securities. The remaining balance under this shelf registration was $342 million at December 31, 1994.

   During 1994, the Company issued $65 million of Medium-Term Notes with interest rates ranging from 5.70% to 6.33%, maturing over various periods through 1997, pursuant to the registration statement on Form S-3.

   In July 1994, the Company issued $49 million of 1994 Equipment Trust Certificates, Series A, with interest rates ranging from 5.5% to 7.6%, maturing annually from 1995 to 2009. The certificates were used to finance approximately 85% of the total purchase price of 36 locomotives.

   Equipment and other obligations mature in 1995 through 2013 and are collateralized by assets with a net book value of $229 million at December 31, 1994. Maturities of long-term debt other than capital leases and commercial paper are $65 million in 1995, $108 million in 1996, $67 million in 1997, $43 million in 1998, $13 million in 1999 and $1,186 million in total from 2000 through 2043.

   In December 1994, the Company issued $30 million of 8.45% Pass Through Certificates, Series 1994-A due 2014. The certificates will be used to finance equipment which the Company will use under an operating lease, and while such certificates are not direct obligations of, or guaranteed by the Company, the amounts paid under the lease will be sufficient to pay principal and interest on the certificates.

   The Company had $212 million of commercial paper outstanding at December 31, 1994. Of the total amount outstanding, $100 million is classified as long-term since it is expected to be refinanced through subsequent issuances of commercial paper and is supported by the long-term credit facility mentioned below.

   In April 1994, the Company entered into a $500 million uncollateralized bank credit agreement with a group of banks to replace the $300 million credit facility that would have expired in the first quarter of 1995. The new credit agreement, which is used for general corporate purposes and to support the Company's commercial paper program, provides for a $350 million revolving credit facility with a five year maturity and a $150 million revolving credit facility with a one year maturity. Both credit facilities require interest to be paid on amounts borrowed at rates based on various defined short-term rates and an annual maximum fee of .125% of the facility amounts.

   The agreement contains, among other conditions, restrictive covenants relating to a debt ratio and consolidated tangible net worth.

   Interest payments were $174 million in 1994, $164 million in 1993 and $162 million in 1992.

8. Income Taxes
   ------------

   The provisions for income taxes are composed of the following:

                                          1994     1993     1992
                                          ----     ----     ----
                                              (In Millions)
   Current
      Federal                             $104     $ 24     $ 21
      State                                 15        9        7
                                          ----     ----     ----
                                           119       33       28
                                          ----     ----     ----
   Deferred
      Federal                              125      192      179
      State                                 25       32       29
                                          ----     ----     ----
                                           150      224      208
                                          ----     ----     ----
   Special income tax obligation
      Federal                              (53)     (42)     (50)
      State                                 (9)      (8)      (8)
                                          ----     ----    -----
                                           (62)     (50)     (58)
                                          ----     ----    -----
                                          $207     $207     $178
                                          ====     ====     ====


   Effective January 1, 1993, the Company adopted the provisions of SFAS 109 which requires a liability approach for measuring deferred tax assets and liabilities based on differences between the financial statement and tax bases of assets and liabilities at each balance sheet date using enacted tax rates in effect when those differences are expected to reverse. As a result, the Company recorded a cumulative adjustment of $48 million. Prior years' financial statements were not restated.

   In conjunction with the public sale in 1987 of the 85% of the Company's common stock owned by the U.S. Government, federal legislation was enacted which resulted in a reduction of the tax basis of certain of the Company's assets, particularly property and equipment, thereby substantially decreasing tax depreciation deductions and increasing future federal income tax payments. Also, net operating loss and investment tax credit carryforwards were cancelled. As a result of the sale-related transactions, a special income tax obligation was recorded in 1987 based on an estimated effective federal and state income tax rate of 37.0%.

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

   During 1993, the Company reached a settlement with the Internal Revenue Service ("IRS") related to the audit of the Company's consolidated federal income tax returns for the fiscal years 1987 through 1989. Under the settlement, the Company paid $51 million, including interest, all of which had been previously provided for in years prior to 1993. The Company's consolidated federal income tax returns for the fiscal years 1990 through 1992 are currently being examined by the IRS. Federal and state income tax payments were $80 million in 1994, $39 million in 1993 (excluding tax settlement) and $31 million in 1992.

   Significant components of the Company's special income tax obligation and deferred income tax liabilities and (assets) are as follows:

                                                          December 31,
                                                        ----------------
                                                          1994      1993
                                                        ------    ------
                                                          (In Millions)
   Current assets (primarily accounts
    receivable)                                         $  (33)   $  (23)
   Current liabilities (primarily accrued
    liabilities and casualty reserves)                    (175)     (163)
   Reserve of intercompany receivables                     (31)      (31)
   Miscellaneous                                            (2)       (1)
                                                        ------    ------
   Current deferred tax asset, net                      $ (241)   $ (218)
                                                        ======    ======
   Noncurrent liabilities:
    Property and equipment                               1,923     1,875
    Other long-term assets (primarily prepaid
     pension asset)                                         62        74
    Miscellaneous                                           50        16
                                                        ------    ------
                                                         2,035     1,965
                                                        ------    ------
   Noncurrent assets:
    Nondeductible reserves and other
     liabilities                                          (139)     (125)
   Equipment obligations                                   (12)      (44)
   Tax benefit transfer receivable                         (38)      (42)
   Alternative minimum tax credits                         (75)      (77)
   Miscellaneous                                           (46)      (18)
                                                        ------    ------
                                                          (310)     (306)
                                                        ------    ------
     Special income tax obligation and
       deferred income tax liabilities, net             $1,725    $1,659
                                                        ======    ======

   The tax effects of each source of deferred income taxes and special income tax obligation for 1992 (disclosure for 1994 and 1993 is not required nor applicable under SFAS 109) are as follows:

                                       (In Millions)
   Deferred taxes
     Tax depreciation over book               $ 84
     Other property transactions                80
     Casualty, wage and other accruals          78
     Alternative minimum tax                   (40)
     Other                                       6
                                              ----
                                              $208
                                              ====
   Special income tax obligation
     Reduced tax basis depreciation            (31)
     Other property transactions               (27)
                                              ----
                                              $(58)
                                              ====

   As of December 31, 1994, the Company has approximately $75 million of alternative minimum tax credits available to offset future U.S. federal income taxes on an indefinite carryforward basis.

   Reconciliations of the U.S. statutory tax rates with the effective tax rates follow:

                                            1994    1993    1992
                                            ----    ----    ----
       Statutory tax rate                   35.0%   35.0%   34.0%
       State income taxes,
         net of federal benefit              3.9     5.1     3.9
       Effect of federal tax increase
         on deferred taxes                           7.7
       Other                                  .5    (0.9)     .8
                                            ----    ----    ----
       Effective tax rate                   39.4%   46.9%   38.7%
                                            ====    ====    ====

9. Employee Benefits
   -----------------
   Pension Plans
   -------------

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

   Pension credits include the following components:

                                                      1994   1993   1992
                                                     -----  -----  -----
                                                         (In Millions)

   Service cost - benefits earned during the period  $   8   $  8   $  7
   Interest cost on projected benefit obligation        48     46     45
   Return on plan assets - actual                      (10)  (124)   (66)
                         - deferred                    (77)    42    (13)
   Net amortization and deferral                       (15)   (15)   (15)
                                                     -----  -----   ----
                                                     $ (46) $ (43)  $(42)
                                                     =====  =====   ====

   The funded status of the pension plans and the amounts reflected in the balance sheets are as follows:

                                                        1994      1993
                                                      ------    ------
                                                        (In Millions)
   Accumulated benefit obligation ($526 million
    and $532 million vested, respectively)            $  530    $  537
                                                      ======    ======

   Market value of plan assets                           982     1,043
   Projected benefit obligation                         (594)     (632)
                                                      ------     -----
   Plan assets in excess of projected
     benefit obligation                                  388       411
   Unrecognized prior service cost                        44        43
   Unrecognized transition net asset                    (139)     (159)
   Unrecognized net gain                                (117)     (101)
                                                      ------    ------
   Net prepaid pension cost                           $  176    $  194
                                                      ======    ======

   The assumed weighted average discount rates used in 1994 and 1993 are 8.50% and 7.25%, respectively, and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation as of December 31, 1994 and 1993 is 6.0%. The expected long-term rate of return on plan assets (primarily equity securities) in 1994 and 1993 is 9.0%.

   Savings Plans
   -------------
   The Company and certain subsidiaries provide 401(k) savings plans for union and non-union employees. Under the Non-union ESOP, 100% of employee contributions are matched in the form of ESOP Stock (Note 2) for the first 6% of a participating employee's base pay. There is no Company match provision under the union employee plan. Savings plan expense was $5 million in 1994 and 1993 and $4 million in 1992.

   In connection with the Non-union ESOP, the Company issued 9,979,562 of the authorized 10 million shares of its ESOP Stock to the Non-union ESOP in exchange for a 20 year promissory note with interest at 9.55% from the Non-union ESOP in the principal amount of $288 million. In addition, unearned ESOP compensation of $288 million was recognized as a charge to stockholders' equity coincident with the Non-union ESOP's issuance of its $288 million promissory note to the Company. The debt of the Non-union ESOP was recorded by the Company and offset against the promissory note from the Non-union ESOP. Prior to the corporate reorganization (Note 2), unearned ESOP compensation was charged to expense as shares of ESOP Stock were allocated to participants. An amount equivalent to the preferred dividends declared on the ESOP Stock partially offset compensation and interest expense related to the Non-union ESOP.

   In conjunction with the formation of the holding company on July 1, 1993 (Note 2), each share of the Company's preferred stock, all of which were held by the Non-union ESOP, was automatically converted into one share of preferred stock of Conrail Inc. and the debt of the Non-union ESOP and the unearned ESOP compensation accounts were transferred to Conrail Inc. The promissory note receivable from the Non-union ESOP plus the accrued interest were reclassified by the Company to the stockholder's equity section of its balance sheet. Unearned ESOP compensation is now amortized and charged to the Company by Conrail Inc. as shares of ESOP Stock are allocated to participants. The number of allocated ESOP shares outstanding at

   December 31, 1994 was approximately 1.5 million shares. An amount equivalent to the preferred dividends declared on the ESOP Stock proportionally offsets compensation expense of the Company and interest expense of Conrail Inc. related to the Non-union ESOP.

   Conrail Inc. makes dividend payments at a rate of 7.51% on the ESOP Stock and the Company makes additional contributions in an aggregate amount sufficient to enable the Non-union ESOP to make the required interest and principal payments on its note.

   Effective October 1, 1994, the ESOP's promissory note to the Company was refinanced. As part of the refinancing, the interest rate was decreased to 8.0%, from the original 9.55% interest rate, and accrued interest of $21 million was capitalized as part of the principal balance of the promissory note. This refinancing will not have a material effect on the Company's financial statements.

   Interest expense incurred by the Non-union ESOP on its debt to the Company before the corporate reorganization on July 1, 1993 (Note 2) was $15 million in 1993 and $28 million in 1992. Compensation expense related to the Non-union ESOP was $10 million in 1994 and 1993 and $9 million in 1992. Preferred dividends paid to the Non-union ESOP by the Company prior to the corporate reorganization
   (Note 2) were $11 million in 1993 and $21 million in 1992. The Company received debt service payments from the Non-union ESOP of $21 million in 1994, $26 million in 1993 and $21 million in 1992.

   Postretirement Benefits Other Than Pensions
   -------------------------------------------

   The Company provides health and life insurance benefits to certain retired non-union employees. Certain non-union employees are eligible for retiree medical benefits, while substantially all non-union employees are eligible for retiree life insurance benefits. Generally, company-provided health care benefits terminate when individuals reach age 65.

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

   The following sets forth the plans' funded status reconciled with amounts reported in the Company's balance sheets:

                                          1994               1993
                                    ----------------   -----------------
                                              Life               Life
                                    Medical Insurance  Medical Insurance
                                      Plan     Plan      Plan     Plan
                                    ------- ---------  ------- ---------
                                                 (In Millions)
  Accumulated postretirement
   benefit obligation:
    Retirees                          $38     $15        $31     $16
    Fully eligible active plan
     participants                       3       1          9       1
    Other active plan participants      1       4          2       6
                                      ---     ---        ---     ---
  Accumulated benefit obligation       42      20         42      23
  Market value of plan assets                  (6)                (6)
  Accumulated benefit obligation in   ---     ---        ---     ---
   excess of plan assets               42      14         42      17
  Unrecognized gains and (losses)       1       3         (3)     (2)
  Accrued benefit cost recognized     ---     ---        ---     ---
   in the Consolidated Balance
   Sheet                              $43     $17        $39     $15
                                      ===     ===        ===     ===
  Net periodic postretirement
   benefit cost, primarily interest
   cost                               $ 4     $ 1        $ 3     $ 1
                                      ===     ===        ===     ===

   An 11 percent rate of increase in per capita costs of covered health care benefits was assumed for 1995, gradually decreasing to 6 percent by the year 2008. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1994 by $5 million and would have an immaterial effect on the service cost and interest cost components of net periodic postretirement benefit cost for 1994. Discount rates of 8.5% and 7.0% were used to determine the accumulated postretirement benefit obligations for both the medical and life insurance plans in 1994 and 1993, respectively. The assumed rate of compensation increase was 5.0% in both 1994 and 1993.

   Retiree medical benefits are funded by a combination of Company and retiree contributions. Retiree life insurance benefits are provided by insurance companies whose premiums are based on claims paid during the year.

   Prior to the adoption of SFAS 106, the cost of medical benefits provided by the Company as self-insurer was recognized as claims and administrative expenses were paid. The cost of retiree life insurance benefits was previously recognized as the annual insurance premium. The expense of providing both non-union retiree medical and life insurance benefits for 1992 was $5 million.

10.Capital Stock
   -------------
   The Company is authorized to issue 25 million shares of preferred stock with no par value. The Board of Directors has the authority to divide the preferred stock into series and to determine the rights and preferences of each.

   As a result of the holding company structure that became effective on July 1, 1993 (Note 2), each share of the Company's common stock which was issued and outstanding or held in the treasury of the Company was automatically converted into one share of Conrail Inc. common stock. Subsequent to July 1, 1993, the Company had 100 shares of common stock outstanding, all held by Conrail Inc. All of the long-term incentive plans of the Company were amended to reflect the use of Conrail Inc.'s common stock.

   The activity and status of treasury stock follow:

                                      1993         1992
                               -----------  -----------
  Shares, beginning of year      3,690,002      546,400
   Acquired                        611,182    3,143,602
   Reclassified as authorized
    but unissued                   (43,800)
   Corporate reorganization
    (Note 2)                    (4,257,384)
                                ----------  -----------
  Shares, end of year                    -    3,690,002
                                ==========  ===========

  Conrail Inc.'s 1987 and 1991 Long-Term Incentive Plans authorize the granting to the Company's officers and key employees of up to 4 million and 3.2 million shares of Conrail Inc. common stock, respectively, through stock options, stock appreciation rights, and awards of restricted or performance shares. A stock option is exercisable for a specified term commencing after grant at a price not less than the fair market value of the stock on the date of grant. The vesting of awards made pursuant to these plans is contingent upon one or more of the following: continued employment, passage of time or financial and other performance goals.

  Conrail Inc. has granted 283,664 shares of restricted stock under the incentive plans through December 31, 1994.

  The activity and status of stock options under the incentive plans follow:


                                     Non-qualified Stock Options
                                   ---------------------------------
                                        Option Price          Shares
                                           Per Share    Under Option
                                   -----------------    ------------
   Balance, January 1, 1992        $14.000 - $36.595       2,165,680
       Granted                     $42.625 - $45.125       1,383,600
       Exercised                   $14.000 - $25.063        (674,652)
       Canceled                         $42.625               (3,750)
                                                           ---------
   Balance, December 31, 1992      $14.000 - $45.125       2,870,878
       Granted                     $49.375 - $60.500          73,027
       Exercised                   $14.000 - $53.875        (928,822)
       Canceled                    $31.813 - $45.125         (48,762)
                                                           ---------
   Balance, December 31, 1993      $14.000 - $60.500       1,966,321

       Granted                     $52.188 - $66.938          23,988
       Exercised                   $14.000 - $51.375        (507,450)
       Canceled                    $42.625 - $60.500        (118,904)
                                                           ---------
   Balance, December 31, 1994      $14.000 - $66.938       1,363,955
                                                           =========
   Exercisable, December 31, 1994  $14.000 - $53.875         740,974
                                                           =========
   Available for future grants
      December 31, 1993                                    1,698,036
                                                           =========
      December 31, 1994                                    1,678,293
                                                           =========

11.Other Income, Net
   -----------------
                                      1994    1993    1992
                                      ----    ----    ----
                                         (In Millions)
      Interest income                 $ 34    $ 40    $ 40
      Rental income                     53      56      60
      Property sales                    18      20       6
      Management fee                   (21)    (11)
      Other, net                        17       9      (8)
                                      ----    ----    ----
                                      $101    $114    $ 98
                                      ====    ====    ====

12.Commitments and Contingencies
   -----------------------------
   Environmental
   -------------
   The Company is subject to various federal, state and local laws and regulations regarding environmental matters. The Company is a party to various proceedings brought by both regulatory agencies and private parties under federal, state and local laws, including Superfund laws, and has also received inquiries from governmental agencies with respect to other potential environmental issues. At December 31, 1994, the Company has received, together with other companies, notices of its involvement as a potentially responsible party or requests for information under the Superfund laws with respect to cleanup and/or removal costs due to its status as an alleged transporter, generator or property owner at 128 locations. However, based on currently available information, the Company believes that it may have some potential responsibility at only 53 of these sites. Due to the number of parties involved at many of these sites, the wide range of costs of possible remediation alternatives, the changing technology and the length of time over which these matters develop, it is often not possible to estimate the Company's liability for the costs associated with the assessment and remediation of contaminated sites. Although the Company's operating results and liquidity could be significantly affected in any quarterly or annual reporting period if it were held principally liable in certain of these actions, at December 31, 1994, the Company had accrued $74 million, an amount it believes is sufficient to cover the probable liability and remediation costs that will be incurred at Superfund sites and other sites based on known information and using various estimating techniques. The Company believes the ultimate liability for these matters will not materially affect its consolidated financial condition.

   The Company spent $8 million in 1994 and $7 million in each of 1993 and 1992 for environmental remediation and anticipates spending in 1995, an amount comparable to that spent in each of the last three years. In addition, the Company's capital expenditures for environmental control and abatement projects were approximately $5 million in 1994 and $2 million in 1993, and are anticipated to be approximately $9 million in 1995.

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

   Other
   -----
   The Company is involved in various legal actions, principally relating to occupational health claims, personal injuries, casualties, property damage and loss and damage. The Company has recorded liabilities on its balance sheet for amounts sufficient to cover the expected payments for such actions. At December 31, 1993 these liabilities are presented net of estimated insurance recoveries of approximately $80 million. At December 31, 1994, estimated insurance recoveries are included in "Other assets."

   The Company may be contingently liable for approximately $88 million at December 31, 1994 under indemnification provisions related to sales of tax benefits.

   In October 1994, Locomotive Management Services, a general partnership of which the Company holds a fifty percent interest, issued approximately $96 million of Equipment Trust Certificates to fund 100% of the purchase price of 60 new locomotives. While the principal and interest payments on the certificates will be fully guaranteed by the Company, through a sharing agreement with its partner, the Company's portion of the guarantee was reduced to approximately $80 million.

13.Condensed Quarterly Data (Unaudited)
   ------------------------------------

                             First        Second        Third       Fourth
                          -----------   -----------   ----------  ----------
                          1994   1993   1994   1993   1994  1993  1994  1993
                          ----   ----   ----   ----   ----  ----  ----  ----
                                     ($ In Millions Except Per Share)
   Revenues               $843   $816   $949   $873   $943  $842  $981  $907
   Income (loss) from
    operations             (33)   85     189    158    192   159   255   191
   Income (loss) before
    the cumulative effect
    of changes in
    accounting principles  (33)   46     101     85    104     4   147    99
   Net income (loss)       (33)  (28)    101     85    104     8   147    99
   Income per common share
    before the cumulative
    effect of changes in
    accounting principles:
      Primary                -   .52       -   1.01      -     -     -     -
      Fully diluted          -   .52       -    .92      -     -     -     -
   Net income (loss) per
    common share:
      Primary                -  (.39)      -   1.01      -     -     -     -
      Fully diluted          -  (.39)      -    .92      -     -     -     -


   Ratio of earnings to
    fixed charges            -  2.25x   4.04x  3.65x  4.13x 2.13x 4.76x 3.82x
   Dividends per common
    share                    -  .275       -   .275      -     -     -     -
   Market prices per
    common share
    (New York Stock Exchange)
      High                   - 60 1/2      - 59 7/8      -     -     -     -
      Low                    - 47 1/2      - 50          -     -     -     -

   Due to the formation of the holding company (Note 2), earnings, dividends, and market price per share amounts are not presented for periods subsequent to July 1, 1993.

   During the first quarter of 1994, the Company recorded a charge of $51 million (after tax benefits of $33 million) for a non-union employee voluntary retirement program and related costs (Note 3). After this one-time charge, earnings were insufficient by $55 million to cover fixed charges for the quarter.

   Effective January 1, 1993, the Company adopted SFAS 106 and SFAS 109, related to the accounting for postretirement benefits other than pensions and for income taxes, respectively. As a result, the Company recorded cumulative after tax charges totaling $74 million in the first quarter of 1993. The cumulative after tax charges were reduced to $70 million as a result of the transfer of a wholly-owned subsidiary to Conrail Inc. (Notes 1, 8 and 9).

   During the third quarter of 1993, the Company recorded a reserve of $89 million relating to advances made to Concord (Note 4). Also, in the third quarter, as a result of the increase in the federal corporate income tax rate enacted August 10, 1993 and effective January 1, 1993, income tax expense for the third quarter of 1993, includes a charge of $36 million, primarily related to the adjustment of deferred taxes and the special income tax obligation as required by SFAS 109 (Note 8).

Item 9.   Changes in and Disagreements with Accountants
- ------    ---------------------------------------------
          on Accounting and Financial Disclosure.
          --------------------------------------

          Previously reported in the Company's Current Report on Form 8-K, filed February 18, 1994.


                                 PART III


Item 10.  Directors and Executive Officers of the Registrant.
- -------   --------------------------------------------------

          Information omitted in accordance with General Instruction
          J(2)(c).

Item 11.  Executive Compensation.
- -------   ----------------------

          Information omitted in accordance with General Instruction
          J(2)(c).

Item 12.  Security Ownership of Certain Beneficial
- -------   ----------------------------------------
          Owners and Management.
          ---------------------

          Information omitted in accordance with General Instruction
          J(2)(c).

          and

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

                               PART IV

Item 14.  Exhibits, Financial Statement
- -------   -----------------------------
          Schedules, and Reports on Form 8-K.
          ----------------------------------
(a)  The following documents are filed as a part of this report:

     1.   Financial Statements:                                  Page

          Reports of Independent Accountants..................... 14
          Consolidated Statements of Income for each of the
               three years in the period ended December 31, 1994. 16 Consolidated Balance Sheets at December 31, 1994
               and 1993 ......................................... 17
          Consolidated Statements of Stockholder's
               Equity for each of the three years in the
               period ended December 31, 1994.................... 18
          Consolidated Statements of Cash Flows for each of
               the three years in the period ended
               December 31, 1994   .............................. 19
          Notes to Consolidated Financial Statements............. 20

     2.   Financial Statement Schedules:

          The following financial statement schedules should be read in connection with the financial statements listed in Item 14(a)1 above.

                  Index to Financial Statement Schedules
                  --------------------------------------
                                                                 Page

          Schedule I  -  Valuation and Qualifying Accounts       S-1

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

     3.1 Amended and Restated Articles of Incorporation of the Registrant as amended through March 7, 1994.

     3.2 Bylaws of the Registrant, filed as Exhibit 3.2 to the Registrant's Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

     3.3      Amendment to Bylaws of the Registrant, as of March 15, 1995.

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

    10.3 Letter agreement dated March 16, 1988 between Consolidated Rail Corporation and Penn Central Corporation relating to hearing loss litigation, filed as Exhibit 19.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1988 and incorporated herein by reference.

    11        Statement of earnings per share computations.

    12        Computation of the ratio of earnings to fixed charges.

    23.1      Consent of Independent Accountants.

    23.2      Consent of Independent Accountants.

    24        Each of the officers and directors signing this Annual
              Report on Form 10-K has signed a power of attorney, contained on page 48 hereof, with respect to amendments to this Annual Report.

    27        Financial Data Schedule.

    (b)  Reports on Form 8-K.
         -------------------
         Current Report on Form 8-K dated December 31, 1994, filed in connection with the Registrant's issuance of $29,738,000 of 8.45% 1994-A Pass Through Trust Certificates Due 2014 pursuant to its current Registration Statement on Form S-3 (No. 33-64670).

    (c)  Exhibits.
         --------
         The Exhibits required by Item 601 of Regulation S-K as listed in
         Item 14(a)3 are filed herewith or incorporated herein by reference.

    (d)  Financial Statement Schedules.
         -----------------------------
         Financial statement schedules and separate financial statements specified by this Item are included in Item 14(a)2 or are otherwise omitted for reasons that they are not required or are not applicable.

                      POWER OF ATTORNEY
                      -----------------

     Each person whose signature appears below under "SIGNATURES" hereby authorizes H. William Brown and Bruce B. Wilson, or either of them, to execute in the name of each such person, and to file, any amendment to this report and hereby appoints H. William Brown and Bruce B. Wilson, or either of them, as attorneys-in-fact to sign on his or her behalf, individually and in each capacity stated below, and to file any and all amendments to this report.

                         SIGNATURES
                         ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act 1934, Consolidated Rail
Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             CONSOLIDATED RAIL CORPORATION

Date: March 15, 1995

                             By   /s/  James A. Hagen
                             ------------------------
                             James A. Hagen
                             Chairman and Chief Executive
                             Officer


     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below on this 15th day of March, 1994, by the following persons on behalf of Conrail Inc. and in the capacities indicated.

Signature                       Title

/s/ James A. Hagen
- ---------------------------     Chairman and Chief Executive
James A. Hagen                  Officer and Director
                                (Principal Executive Officer)


/s/ H. William Brown
- ---------------------------     Senior Vice President - Finance
H. William Brown                and Administration
                                (Principal Financial Officer)

/s/ Donald W. Mattson
- ---------------------------     Vice President - Controller
Donald W. Mattson               (Principal Accounting Officer)


/s/ H. Furlong Baldwin
- ---------------------------     Director
H. Furlong Baldwin


/s/ Claude S. Brinegar
- ---------------------------     Director
Claude S. Brinegar


/s/ Kathleen Foley Feldstein
- ----------------------------    Director
Kathleen Foley Feldstein


/s/ Roger S. Hillas
- ---------------------------     Director
Roger S. Hillas


/s/ E. Bradley Jones
- ---------------------------     Director
E. Bradley Jones


/s/ David M. LeVan
- ---------------------------     Director
David M. LeVan


/s/ David B. Lewis
- ---------------------------     Director
David B. Lewis


/s/ John C. Marous
- ---------------------------     Director
John C. Marous


/s/ Raymond T. Schuler
- ---------------------------     Director
Raymond T. Schuler

                                 E-1
                            EXHIBIT INDEX

Exhibit No.
- ----------


3.1       Amended and Restated Articles of Incorporation of the Registrant

3.3       Amendment to the Bylaws of the Registrant dated as of March 15,
          1995

11        Statement of earnings per share computations

12        Computation of the ratio of earnings to fixed charges

23.1      Consent of Independent Accountants

23.2      Consent of Independent Accountants

27        Financial Data Schedule


Exhibits 2, 3.2, 4.1, 4.2, 4.3, 10.1, 10.2 and 10.3 are incorporated herein by reference. Powers of attorney with respect to amendments to this Annual Report are contained on page 48.