Form 10-K/A
CONSOLIDATED RAIL CORP /PA/
filed 1995-03-29
CIK 810765

FORM 10-K/A
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549
(Mark One)

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

Commission File No. 1-9064

                       CONSOLIDATED RAIL CORPORATION
                       -----------------------------
          (Exact name of registrant as specified in its charter)

  Pennsylvania                                       23 1989084
---------------------------------       ---------------------------------------
(State or other jurisdiction            (I.R.S. Employer Identification Number)
of incorporation or organization)

2001 Market Street, Two Commerce Square
Philadelphia, Pennsylvania                                  19101-1417
---------------------------------------                     ----------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code  (215) 209-4000
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

Reflects correction of typographical error on page 48 and Exhibit 12

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


                             CONSOLIDATED RAIL CORPORATION

Date: March 15, 1995

                             By   /s/  James A. Hagen
                             ------------------------
                             James A. Hagen
                             Chairman and Chief Executive
                             Officer


     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below on this 15th day of March, 1995, by the following persons on behalf of Conrail Inc. and in the capacities indicated.

Signature                       Title

/s/ James A. Hagen
---------------------------     Chairman and Chief Executive
James A. Hagen                  Officer and Director
                                (Principal Executive Officer)


/s/ H. William Brown
---------------------------     Senior Vice President - Finance
H. William Brown                and Administration
                                (Principal Financial Officer)

                                                                   Exhibit 12
                                                                   ----------

                                        CONSOLIDATED RAIL CORPORATION
                                        -----------------------------
                        COMPUTATION OF THE RATIO OF EARNINGS TO FIXED CHARGES
                        -----------------------------------------------------
                                                ($ In Millions)


                                 Quarters Ended  Quarters Ended  Quarters Ended   Quarters Ended      Years Ended
                                    March 31,       June 30,      September 30,    December 31,       December 31,
                                 --------------  --------------  --------------   --------------  -----------------
                                  1994(1)  1993  1994      1993  1994      1993   1994      1993  1994  1993   1992
                                  ----     ----  ----      ----  ----      ----   ----      ----  ----  ----   ----
      Earnings
      --------
        Pre-tax income (loss)     $(51)    $ 73  $166      $137  $ 171     $ 70   $240      $161   $526  $441  $460
          Add:
            Interest expense        44       44    44        46     45       43     45        44    178   177   172
            Rental expense
             interest factor         9        7     9         5      7        5     17        12     42    29    26
          Less equity in
             undistributed
             earnings of 20-50%
             owned companies        (4)      (9)   (5)        2     (4)      (16)   (7)       (3)   (20)  (26)    4
                                  ----     ----  ----      ----   ----      ----  ----       ----  ----  ----  ----
      Earnings available for
       fixed charges (loss)       $ (2)    $115  $214      $190   $219      $102  $295       $214  $726  $621  $662
                                  ====     ====  ====      ====   ====      ====  ====       ====  ====  ====  ====
      Fixed Charges
      -------------
        Interest expense            44       44    44        46     45        43    45         44   178   177   172
        Rental expense interest
         factor                      9        7     9         5      7         5    17         12    42    29    26
        Capitalized interest                                  1      1                                1     1     1
                                  ----     ----  ----      ----   ----      ----  ----       ----  ----  ----  ----
      Fixed charges               $ 53     $ 51  $ 53      $ 52   $ 53      $ 48  $ 62       $ 56  $221  $207  $199
                                  ====     ====  ====      ====   ====      ====  ====       ====  ====  ====  ====
      Ratio of earnings to
       fixed charges                -      2.25x 4.04x     3.65x  4.13x     2.13x 4.76x      3.82x 3.29X 3.00x 3.33x
                                  ====     ====  ====      ====   ====      ====  ====       ====  ====  ====  ====

      Note:   For the purpose of computing the ratio of earnings to fixed charges, earnings represent income before income taxes plus fixed charges, less equity in undistributed earnings of 20% to 50% owned companies.  Fixed charges represent interest expense together with interest capitalized and a portion of rent under long-term operating leases representative of an interest factor.

      (1) During the first quarter of 1994, the Company recorded a charge of $51 million (after tax benefits of $33 million) for a non-union employee voluntary retirement program and related costs.  After this one-time charge, earnings were insufficient by $55 million to cover fixed charges for the quarter.

                          SIGNATURE


     Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this Report on Form 10K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CONSOLIDATED RAIL CORPORATION

                              /s/ H. William Brown
                              -----------------------
                              H. William Brown
                              Senior Vice President -
                              Finance and Administration
                              and Attorney-in-fact.


March 29, 1995