Form 10-Q
period 1995-03-31
CONSOLIDATED RAIL CORP /PA/
filed 1995-05-11
CIK 810765

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                             FORM 10-Q

(X) Quarterly report pursuant to section 13 or 15(d) of the
    Securities Exchange Act of 1934 for the quarterly period ended
    March 31, 1995
    --------------
    or
( ) Transition report pursuant to section 13 or 15(d) of the
    Securities Exchange Act of 1934 for the transition period
    from     to
        -----  -----

Commission file number  1-9064
                       ---------
                  CONSOLIDATED RAIL CORPORATION
                  -----------------------------
      (Exact name of registrant as specified in its charter)

            Pennsylvania                         23-1989084
  -------------------------------       -----------------------------
  (State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization)              Identification No.)

           2001 Market Street, Philadelphia, Pennsylvania 19101
  -------------------------------------------------------------------
             (Address of principal executive offices)
                            (Zip Code)

                          (215) 209-4000
  -------------------------------------------------------------------
       (Registrant's telephone number, including area code)

  -------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

Number of shares of common stock outstanding (as of April 28, 1995)
100*

Registrant meets the conditions set forth in general instructions
H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

* Consolidated Rail Corporation is a wholly-owned subsidiary of Conrail Inc. (CRR).

                   CONSOLIDATED RAIL CORPORATION



                               INDEX





                                                         Page Number
    PART I.   FINANCIAL INFORMATION                      -----------

              Item 1.  Financial Statements:

                       Condensed Consolidated Statements
                       of Income - Quarters ended
                       March 31, 1995 and 1994                3

                       Condensed Consolidated Balance
                       Sheets - March 31, 1995 and
                       December 31, 1994                      4

                       Condensed Consolidated Statements
                       of Cash Flows - Quarters ended
                       March 31, 1995 and 1994                5

                       Notes to Condensed Consolidated
                       Financial Statements                   6

                       Report of Independent Accountants      7

              Item 2.  Management's Analysis of Results
                       of Operations                          8

    PART II.  OTHER INFORMATION

              Item 6.  Exhibits and Reports on Form 8-K       10

    SIGNATURES                                                11

                     PART I. FINANCIAL INFORMATION
                     CONSOLIDATED RAIL CORPORATION

 Item 1.  Financial Statements.
          --------------------

              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)
 ($ In Millions)
                                                    Quarters ended
                                                       March 31,
                                                    --------------
                                                    1995      1994
                                                    ----      ----
 Revenues                                           $885      $843
                                                    ----      ----
 Operating expenses
   Way and structures                                134       144
   Equipment                                         202       211
   Transportation                                    340       348
   General and administrative                         96        89
   Early retirement program                                     84
                                                    ----      ----
     Total operating expenses                        772       876
                                                    ----      ----
 Income (loss) from operations                       113       (33)

 Interest expense                                    (46)      (44)

 Other income, net                                    25        26
                                                    ----      ----
 Income (loss) before income taxes                    92       (51)

 Income taxes (benefits)                              39       (18)
                                                    ----      ----
 Net income (loss)                                  $ 53      $(33)
                                                    ====      ====
 Ratio of earnings to fixed charges                 2.45x       -


See accompanying notes.

                     CONSOLIDATED RAIL CORPORATION
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

   ($ In Millions)                             March 31,  December 31,
                                                  1995         1994
                                               ---------  ------------
         ASSETS
   Current assets
     Cash and cash equivalents                  $   23       $   31
     Accounts receivable                           651          650
     Deferred tax assets                           241          241
     Material and supplies                         177          164
     Other current assets                           20           23
                                                ------       ------
        Total current assets                     1,112        1,109
   Property and equipment, net                   6,564        6,498
   Other assets                                    729          676
                                                ------       ------
        Total assets                            $8,405       $8,283
                                                ======       ======

         LIABILITIES AND STOCKHOLDER'S EQUITY
   Current liabilities
     Short-term borrowings                         179          112
     Current maturities of long-term debt          128          130
     Accounts payable                              158          122
     Wages and employee benefits                   153          169
     Casualty reserves                              96          103
     Accrued and other current liabilities         537          549
                                                ------       ------
        Total current liabilities                1,251        1,185
   Long-term debt                                1,977        1,940
   Casualty reserves                               210          212
   Deferred income taxes                         1,248        1,212
   Special income tax obligation                   495          513
   Other liabilities                               322          328
                                                ------       ------
        Total liabilities                        5,503        5,390
                                                ------       ------
   Stockholder's equity
     Common stock
     Additional paid-in capital                  2,129        2,128
     Note receivable from ESOP                    (307)        (312)
     Retained earnings                           1,080        1,077
                                                ------       ------
        Total stockholder's equity               2,902        2,893
                                                ------       ------
        Total liabilities and
         stockholder's equity                   $8,405       $8,283
                                                ======       ======
See accompanying notes.

                     CONSOLIDATED RAIL CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)


 ($ In Millions)
                                                       Quarters ended
                                                          March 31,
                                                       --------------
                                                        1995     1994
                                                       -----    -----
 Cash flows from operating activities                  $ 112    $  29
                                                       -----    -----
 Cash flows from investing activities
   Property and equipment acquisitions                   (85)     (68)
   Other                                                 (40)       2
                                                       -----    -----
      Net cash used in investing activities             (125)     (66)
                                                       -----    -----
 Cash flows from financing activities
   Net proceeds from short-term borrowings                67       33
   Payment of capital lease and equipment obligations    (17)     (18)
   Proceeds from medium-term notes                                 50
   Payment of medium-term notes                           (5)      (5)
   Dividends paid on common stock                        (50)     (26)
   Other                                                  10        9
                                                       -----    -----
      Net cash from financing activities                   5       43
                                                       -----    -----

 Increase (decrease) in cash and cash equivalents         (8)       6

 Cash and cash equivalents
   Beginning of period                                    31       26
                                                       -----    -----
   End of period                                       $  23    $  32
                                                       =====    =====

See accompanying notes.

                    CONSOLIDATED RAIL CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            (Unaudited)



      1. The unaudited financial statements contained herein present the consolidated financial position of Consolidated Rail Corporation (the "Company") as of March 31, 1995 and December 31, 1994, and the consolidated results of operations and cash flows for the quarters ended March 31, 1995 and 1994. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments necessary to present fairly the results for the interim periods included.

     The rules and regulations of the Securities and Exchange Commission permit certain information and footnote disclosures, ordinarily required by generally accepted accounting principles, to be condensed or omitted from interim financial reports. Accordingly, the financial statements included herein should be read in conjunction with the audited financial statements and notes for the year ended December 31, 1994, presented in the Company's Annual Report on Form 10-K.

      2. During the first quarter of 1994, the Company recorded a charge of $51 million (after tax benefits of $33 million) for a non-union employee voluntary early retirement program and related costs. The majority of the cost of the early retirement program will be paid from the Company's overfunded pension plan.

      3. Information regarding contingent liabilities and litigation was included in Note 12 to Consolidated Financial Statements and Part I, Item 3 - Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. There have been no material developments with respect to these matters during the first three months of 1995, except as disclosed in the Annual Report on Form 10-K.

                 REPORT OF INDEPENDENT ACCOUNTANTS


    The Stockholder and Board of Directors of
    Consolidated Rail Corporation

    We have reviewed the accompanying condensed consolidated balance sheet of Consolidated Rail Corporation and its subsidiaries (the "Company") as of March 31, 1995 and the related condensed consolidated statements of income and cash flows for the three months ended March 31, 1995 and March 31, 1994. This financial information is the responsibility of the Company's management.

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

    We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1994, and the related consolidated statements of income, of stockholder's equity and of cash flows for the year then ended (not presented herein), and in our report dated January 23, 1995 we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph describing the Company's change in methods of accounting for income taxes and postretirement benefits other than pensions in 1993. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



    PRICE WATERHOUSE LLP
    Thirty South Seventeenth Street
    Philadelphia, PA 19103

    April 19, 1995

                   CONSOLIDATED RAIL CORPORATION


    Item 2.  Management's Analysis of Results of Operations
             ----------------------------------------------

    Results of Operations
    ---------------------
    First Quarter 1995 compared with First Quarter 1994
    ---------------------------------------------------
    Net income for the first quarter of 1995 was $53 million compared with a net loss for the first quarter of 1994 of $33 million, after the effects of the one-time charge of $51 million for the early retirement program (See Note 2 to the Condensed Consolidated Financial Statements).

    Operating revenues (primarily freight and line-haul revenues, but also including switching, demurrage and incidental revenues) increased $42 million, or 5.0%, from $843 million in the first quarter of 1994 to $885 million in the first quarter of 1995. A 1.6% increase in traffic volume in units (freight cars and intermodal trailers and containers) resulted in a $13 million increase in revenues. Average revenue per unit also increased for the quarter, resulting from increases in average rates, $27 million, partially offset by an unfavorable traffic mix and other miscellaneous factors $5 million. Switching, demurrage and incidental revenues increased $7 million.

    The Company's operating expenses for the first quarter of 1994 were unfavorably affected by difficult operating conditions primarily caused by adverse weather coincident with the Company's marketing department and certain of its operating functions being reorganized into four service groups.

    Operating expenses decreased $104 million, or 11.9%, from $876 million in the first quarter of 1994, which included the $84 million charge related to the non-union voluntary early retirement program and related costs, to $772 million in the first quarter of 1995. The following table sets forth the operating expenses for the two periods:

                                  First Quarter
                                  -------------
                                                     Increase
    ($ In Millions)               1995      1994    (Decrease)
                                  ----      ----    ----------
    Compensation and benefits     $332      $341      $  (9)
    Fuel                            46        47         (1)
    Material and supplies           56        62         (6)
    Equipment rents                 85        91         (6)
    Depreciation and amortization   73        70          3
    Casualties and insurance        40        45         (5)
    Other                          140       136          4
    Early retirement program                  84        (84)
                                  ----      ----      -----
                                  $772      $876      $(104)
                                  ====      ====      =====

    Compensation and benefits as a percent of revenues was 37.5% in the first quarter of 1995 as compared with 40.5% in the first quarter of 1994. The decrease in labor costs of $9 million, or 2.6%, was primarily due to savings from lower employment levels and a decrease in payroll taxes, partially offset by increases in fringe benefit costs.

    The decrease of $6 million, or 9.7%, in material and supplies cost was mostly attributable to a lower level of expenditures for repairs and maintenance of locomotives.

    Equipment rents decreased $6 million, or 6.6%, principally as a result of improvements in equipment utilization.

    Casualties and insurance costs decreased by $5 million, or 11.1%, primarily due to a lower frequency of employee injuries.

    In the first quarter of 1994, the Company incurred a one-time charge of $84 million for the non-union voluntary early retirement program and related costs (see Note 2 to the Condensed Consolidated Financial Statements).

    The Company's operating ratio (operating expenses as a percent of revenues) was 87.2% for the first quarter of 1995 compared with 103.9% for the first quarter of 1994. Without the one-time charge for the early retirement program, the operating ratio for the first quarter of 1994 would have been 94.0%.

                    PART II.  OTHER INFORMATION

                   CONSOLIDATED RAIL CORPORATION





    Item 6.  Exhibits and Reports on Form 8-K.
             --------------------------------
             (a)  Exhibits

                            12   Computations of the ratio of
                                 earnings to fixed charges.

                            15   Letter re unaudited interim
                                 financial information from Price
                                 Waterhouse LLP.

                            27   Financial data schedule.


             (b)  Reports on Form 8-K

                  None

                               SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CONSOLIDATED RAIL CORPORATION
                                    Registrant






                                    /s/ Bruce B. Wilson
                                    ------------------------------
                                    Bruce B. Wilson
                                    Senior Vice President - Law







                                    /s/ H. W. Brown
                                    -----------------------------
                                    H. W. Brown
                                    Senior Vice President -
                                    Finance and Administration
                                    (Principal Financial Officer)


    Date: May 11, 1995

                           EXHIBIT INDEX
                           -------------


  Exhibit
    No.
  -------


    12 Computations of the ratio of earnings to fixed charges.

    15 Letter re unaudited interim financial information from Price Waterhouse LLP.

    27        Financial data schedule.