Form 10-Q
period 1995-06-30
CONSOLIDATED RAIL CORP /PA/
filed 1995-08-07
CIK 810765

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                                FORM 10-Q

 (X)Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1995
                                                        -------------
    or
 ( )Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from       to
                                                        -----    ------

Commission file number  1-9064
                        ------

                         CONSOLIDATED RAIL CORPORATION
          ----------------------------------------------------
         (Exact name of registrant as specified in its charter)

            Pennsylvania                           23-1989084
-----------------------------------     ------------------------------
  (State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization)              Identification No.)

           2001 Market Street, Philadelphia, Pennsylvania 19101
-----------------------------------------------------------------------
                (Address of principal executive offices)
                               (Zip Code)

                            (215) 209-4000
----------------------------------------------------------------------
          (Registrant's telephone number, including area code)


----------------------------------------------------------------------

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

Yes  X  No
    ---    ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares of common stock outstanding (as of July 31, 1995)
100*

Registrant meets the conditions set forth in general instructions H(1)
(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

* Consolidated Rail Corporation is a wholly-owned subsidiary of Conrail Inc. (CRR).

                      CONSOLIDATED RAIL CORPORATION



                                  INDEX





                                                        Page Number
                                                        ------------

   PART I.  FINANCIAL INFORMATION

           Item 1.  Financial Statements:

                    Condensed Consolidated Statements
                    of Income - Quarters and six months
                    ended June 30, 1995 and 1994             3

                    Condensed Consolidated Balance
                    Sheets - June 30, 1995 and
                    December 31, 1994                        4

                    Condensed Consolidated Statements
                    of Cash Flows - Six months ended
                    June 30, 1995 and 1994                   5

                    Notes to Condensed Consolidated
                    Financial Statements                     6

                    Report of Independent Accountants        7

           Item 2.  Management's Analysis of Results
                    of Operations                            8

   PART II.         OTHER INFORMATION

           Item 1.  Legal Proceedings                       10

           Item 6.  Exhibits and Reports on Form 8-K        11


   SIGNATURES                                               12

                      PART I. FINANCIAL INFORMATION
                      CONSOLIDATED RAIL CORPORATION
Item 1.  Financial Statements.
         --------------------

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)

($ In Millions)

                                        Quarters Ended    Six Months Ended
                                           June 30,           June 30,
                                        --------------    ----------------
                                        1995      1994     1995      1994
                                        ----      ----    ------    ------

Revenues                                $918      $949    $1,803    $1,792

Operating expenses
  Way and structures                     118       121       252       265
  Equipment                              186       209       388       420
  Transportation                         327       340       667       688
  General and administrative             108        90       204       179
  Early retirement program                                              84
                                        ----      ----    ------    ------
    Total operating expenses             739       760     1,511     1,636
                                        ----      ----    ------    ------
Income from operations                   179       189       292       156

Interest expense                         (48)      (44)      (94)      (88)

Other income, net                         32        21        57        47
                                        ----      ----    ------    ------
Income before income taxes               163       166       255       115

Income taxes                              43        65        82        47
                                        ----      ----    ------    ------
Net income                              $120      $101    $  173    $   68
                                        ====      ====    ======    ======

Ratio of earnings to fixed charges      3.48x     4.04x     2.98x     2.00x



See accompanying notes.


                      CONSOLIDATED RAIL CORPORATION
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Unaudited)

  ($ In Millions)                             June 30,    December 31,
                                                1995          1994
                                              --------    ------------
         ASSETS
  Current assets
    Cash and cash equivalents                 $   34         $   31
    Accounts receivable                          635            650
    Deferred tax assets                          241            241
    Material and supplies                        173            164
    Other current assets                          36             23
                                              ------         ------
         Total current assets                  1,119          1,109

  Property and equipment, net                  6,659          6,498
  Other assets                                   802            676
                                              ------         ------
         Total assets                         $8,580         $8,283
                                              ======         ======

         LIABILITIES AND STOCKHOLDER'S EQUITY
  Current liabilities
    Short-term borrowings                        214            112
    Current maturities of long-term debt         115            130
    Accounts payable                             120            122
    Wages and employee benefits                  175            169
    Casualty reserves                            100            103
    Accrued and other current liabilities        531            549
                                              ------         ------
         Total current liabilities             1,255          1,185

  Long-term debt                               2,068          1,940
  Casualty reserves                              212            212
  Deferred income taxes                        1,282          1,212
  Special income tax obligation                  476            513
  Other liabilities                              316            328
                                              ------         ------
         Total liabilities                     5,609          5,390
                                              ------         ------
  Stockholder's equity
    Preferred stock
    Common stock
    Additional paid-in capital                 2,129          2,128
    Note receivable from ESOP                   (306)          (312)
    Retained earnings                          1,148          1,077
                                              ------         ------
         Total stockholder's equity            2,971          2,893
                                              ------         ------
         Total liabilities and
          stockholder's equity                $8,580         $8,283
                                              ======         ======

  See accompanying notes.

                                    4

                      CONSOLIDATED RAIL CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

($ In Millions)
                                                    Six Months Ended
                                                        June 30,
                                                    ----------------
                                                     1995       1994
                                                    -----      -----
Cash flows from operating activities                $ 277      $ 121
                                                    -----      -----
Cash flows from investing activities
  Property and equipment acquisitions                (224)      (181)
  Payments for capital lease buyouts                  (56)
  Other                                               (39)       (15)
                                                    -----      -----
      Net cash used in investing activities          (319)      (196)
                                                    -----      -----
Cash flows from financing activities
  Net proceeds from short-term borrowings             102        105
  Net proceeds from medium-term notes                  10         10
  Proceeds from long-term debt                         55
  Payment of capital lease and equipment obligations  (33)       (37)
  Dividends paid on common stock                     (102)       (26)
  Other                                                13         17
                                                    -----      -----
      Net cash provided by financing activities        45         69
                                                    -----      -----

Increase (decrease) in cash and cash equivalents        3         (6)

Cash and cash equivalents
  Beginning of period                                  31         26
                                                    -----      -----
  End of period                                     $  34      $  20
                                                    =====      =====



See accompanying notes.



                  CONSOLIDATED RAIL CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (Unaudited)



1. The unaudited financial statements contained herein present the consolidated financial position of Consolidated Rail Corporation (the "Company") as of June 30, 1995 and December 31, 1994, the consolidated results of operations for the three and six-month periods ending June 30, 1995 and 1994 and the consolidated cash flows for the six-month periods ended June 30, 1995 and 1994. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments necessary to present fairly the results for the interim periods included.

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

2. As a result of a decrease in a state income tax rate enacted during the second quarter of 1995, income tax expense for the quarter and six months ended June 30, 1995 was reduced by $21 million representing the effects of adjusting deferred income taxes and the special income tax obligation for the rate decrease as required under SFAS 109, "Accounting for Income Taxes".

3. During the first quarter of 1994, the Company recorded a charge of $51 million (after tax benefits of $33 million) for a non-union employee voluntary early retirement program and related costs. The majority of the cost of the early retirement program is being paid from the Company's overfunded pension plan.

4. Information regarding contingent liabilities and litigation was included in Note 12 to Consolidated Financial Statements and
Part I, Item 3 - Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. Material developments with respect to these and other matters are discussed in Part II, Item I - Legal Proceedings in this Form 10-Q.

                  REPORT OF INDEPENDENT ACCOUNTANTS


The Stockholder and Board of Directors of
Consolidated Rail Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Consolidated Rail Corporation and its subsidiaries (the "Company") as of June 30, 1995 and the related condensed consolidated statements of income for the three and six months ended June 30, 1995 and June 30, 1994 and the condensed consolidated statements of cash flows for the six months ended June 30, 1995 and June 30, 1994. This financial information is the responsibility of the Company's management.

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

July 19, 1995

                      CONSOLIDATED RAIL CORPORATION

Item 2.  Management's Analysis of Results of Operations
        -----------------------------------------------

Results of Operations
---------------------

First Six Months of 1995 compared with First Six Months of 1994
---------------------------------------------------------------

Net income for the first six months of 1995 was $173 million and includes recognition of a $21 million tax benefit related to a decrease in a state income tax rate enacted during the second quarter (see Note 2 to the Condensed Consolidated Financial Statements). Net income for the first six months of 1994 was $68 million and included the one-time charge of $51 million (net of tax benefits of $33 million) related to the early retirement program (see Note 3 to the Condensed Consolidated Financial Statements).

Operating revenues (primarily freight line haul revenue, but also including switching, demurrage and incidental revenues) increased $11 million, or less than 1%, to $1,803 million for the first six months of 1995 from $1,792 million for the first six months of 1994. A 3.0% decrease in traffic volume in units (freight cars and intermodal trailers and containers) resulted in a $51 million decrease in revenues that was completely offset by an increase in revenues resulting from a $47 million increase in average rates and a favorable traffic mix of $4 million. Switching, demurrage and incidental revenues increased $11 million.

Operating expenses decreased $125 million, or 7.6%, from $1,636 million in the first six months of 1994, which included the $84 million charge related to the non-union voluntary early retirement program and related costs, to $1,511 million in the first six months of 1995. The following table sets forth the operating expenses for the two periods:



                                      First Six Months
                                      ----------------
                                                         Increase
   ($ In Millions)                     1995     1994    (Decrease)
                                      ------   ------    --------

   Compensation and benefits          $  653   $  652     $   1
   Fuel                                   87       94        (7)
   Material and supplies                  99      113       (14)
   Equipment rents                       168      193       (25)
   Depreciation and amortization         146      139         7
   Casualties and insurance               78       85        (7)
   Other                                 280      276         4
   Early retirement program                        84       (84)
                                      ------   ------     -----
                                      $1,511   $1,636     $(125)
                                      ======   ======     =====


Compensation and benefits as a percent of revenues was 36.2% in the first six months of 1995 as compared with 36.4% in the first six months of 1994.

The decrease of $14 million, or 12.4%, in material and supplies cost was attributable to a lower level of repair and maintenance expenditures caused primarily by declining traffic volumes.

Equipment rents decreased $25 million, or 13.0%, primarily as a result of improved equipment utilization and lower traffic volumes.

The Company's operating ratio (operating expenses as a percent of revenues) was 83.8% for the first six months of 1995, compared with 91.3% for the first six months of 1994. Without the $84 million one-time charge for the early retirement program, the operating ratio for the first six months of 1994 would have been 86.6%.

Other income, net, increased $10 million, or 21.3%, primarily due to an $8 million gain from a property sale completed during the second quarter of 1995.

The Company's effective income tax rate for the first six months of 1995 was 32.2% compared with 40.9% for the same period of 1994. The decrease is primarily related to a $21 million reduction in the Company's deferred income taxes and special income tax obligation which were adjusted to reflect a decrease in a state income tax rate which was enacted during the quarter (see Note 2 to the Condensed Consolidated Financial Statements).

                      PART II.   OTHER INFORMATION

                      CONSOLIDATED RAIL CORPORATION


Item 1.   Legal Proceedings.
          -----------------

United States v. Consolidated Rail Corporation, et al.  On May 25, 1995,
------------------------------------------------------
the Company executed a Partial Consent Order in which it agreed to pay $800,000 in civil penalties in order to resolve alleged violations of the Clean Air Act and National Emission Standard for Hazardous Air
Pollutants in connection with the alleged release of asbestos during the renovation of a grain storage facility. This matter was last reported in the Company's Report on Form 10-K for the year ended December 31, 1994.

Beacon Park, Massachusetts  On July 24, 1995, the Company agreed to
--------------------------
plead guilty to charges that it violated the Clean Water Act in connection with the permitting and operation of a waste water discharge facility at Beacon Park, Massachusetts and the unauthorized discharge of oil from the facility into the Charles River. The Company has agreed to pay $2.75 million in fines ($250,000 of which are suspended) and to make a $250,000 donation to a local environmental foundation. The majority of these amounts were accrued prior to June 30, 1995. This matter was last reported in the Company's Report on Form 10-K for the year ended December 31, 1994.

Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

          (a)  Exhibits

               12 Computations of the ratio of earnings to fixed charges.

               15      Letter re unaudited interim financial
                       information from Price Waterhouse LLP.

               27      Financial data schedule.

          (b)  Reports on Form 8-K

               None

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


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



Date:   August 4, 1995

                              EXHIBIT INDEX
                              -------------

Exhibit
  No.
-------



  12 Computations of the ratio of earnings to fixed charges.


  15      Letter re unaudited interim financial
          information from Price Waterhouse LLP.


  27      Financial data schedule.