Form 10-Q
period 1995-09-30
CONSOLIDATED RAIL CORP /PA/
filed 1995-11-13
CIK 810765

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                                FORM 10-Q

 (X)Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1995
                                                        ------------------
    or
 ( )Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from       to
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

Number of shares of common stock outstanding (as of October 31, 1995)
100*

Registrant meets the conditions set forth in general instructions H(1)
(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

* Consolidated Rail Corporation is a wholly-owned subsidiary of Conrail Inc. (CRR).

                      CONSOLIDATED RAIL CORPORATION

                                  INDEX



                                                        Page Number
                                                        ------------

   PART I.  FINANCIAL INFORMATION

           Item 1.  Financial Statements:

                    Condensed Consolidated Statements
                    of Income - Quarters and nine months
                    ended September 30, 1995 and 1994        3

                    Condensed Consolidated Balance
                    Sheets - September 30, 1995 and
                    December 31, 1994                        4

                    Condensed Consolidated Statements
                    of Cash Flows - Nine months ended
                    September 30, 1995 and 1994              5

                    Notes to Condensed Consolidated
                    Financial Statements                     6

                    Report of Independent Accountants        7

           Item 2.  Management's Analysis of Results
                    of Operations                            8

   PART II.         OTHER INFORMATION


           Item 6.  Exhibits and Reports on Form 8-K        10


   SIGNATURES                                               11

                      PART I. FINANCIAL INFORMATION
                      CONSOLIDATED RAIL CORPORATION
Item 1.  Financial Statements.
         --------------------

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)
($ In Millions)

                                        Quarters Ended    Nine Months Ended
                                         September 30,      September 30,
                                        --------------    -----------------
                                        1995      1994     1995      1994
                                        ----      ----    ------    ------
Revenues                                $919      $943    $2,722    $2,735

Operating expenses
  Way and structures                     116       122       368       387
  Equipment                              188       204       576       624
  Transportation                         316       341       983     1,029
  General and administrative              91        84       295       263
  Early retirement program                                              84
                                        ----      ----    ------    ------
    Total operating expenses             711       751     2,222     2,387
                                        ----      ----    ------    ------
Income from operations                   208       192       500       348

Interest expense                         (46)      (45)     (140)     (133)

Other income, net                         20        24        77        71
                                        ----      ----    ------    ------
Income before income taxes               182       171       437       286

Income taxes                              67        67       149       114
                                        ----      ----    ------    ------
Net income                              $115      $104    $  288    $  172
                                        ====      ====    ======    ======

Ratio of earnings to fixed charges       4.07x     4.13x    3.33x     2.71x


See accompanying notes.

                                 3

                      CONSOLIDATED RAIL CORPORATION
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Unaudited)

  ($ In Millions)                          September 30,  December 31,
                                                1995          1994
                                           ------------   ------------
         ASSETS
  Current assets
    Cash and cash equivalents                 $   68         $   31
    Accounts receivable                          669            650
    Deferred tax assets                          241            241
    Material and supplies                        165            164
    Other current assets                          30             23
                                              ------         ------
         Total current assets                  1,173          1,109

  Property and equipment, net                  6,680          6,498
  Other assets                                   792            676
                                              ------         ------
         Total assets                         $8,645         $8,283
                                              ======         ======

         LIABILITIES AND STOCKHOLDER'S EQUITY
  Current liabilities
    Short-term borrowings                        174            112
    Current maturities of long-term debt         114            130
    Accounts payable                             179            122
    Wages and employee benefits                  175            169
    Casualty reserves                            107            103
    Accrued and other current liabilities        497            549
                                              ------         ------
         Total current liabilities             1,246          1,185

  Long-term debt                               2,037          1,940
  Casualty reserves                              208            212
  Deferred income taxes                        1,336          1,212
  Special income tax obligation                  459            513
  Other liabilities                              328            328
                                              ------         ------
         Total liabilities                     5,614          5,390
                                              ------         ------
  Stockholder's equity
    Preferred stock
    Common stock
    Additional paid-in capital                 2,130          2,128
    Note receivable from ESOP                   (306)          (312)
    Retained earnings                          1,207          1,077
                                              ------         ------
         Total stockholder's equity            3,031          2,893
                                              ------         ------
         Total liabilities and
          stockholder's equity                $8,645         $8,283
                                              ======         ======

  See accompanying notes.

                                 4

                      CONSOLIDATED RAIL CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)


($ In Millions)
                                                    Nine Months Ended
                                                      September 30,
                                                    ----------------
                                                     1995       1994
                                                    -----      -----
Cash flows from operating activities                $ 481      $ 393
                                                    -----      -----
Cash flows from investing activities
  Property and equipment acquisitions                (327)      (371)
  Net payments for capital lease buyouts              (26)
  Other                                               (29)       (39)
                                                    -----      -----
      Net cash used in investing activities          (382)      (410)
                                                    -----      -----
Cash flows from financing activities
  Net proceeds from short-term borrowings              62        107
  Proceeds from long-term debt                         85        114
  Payment of long-term debt                           (75)      (120)
  Dividends paid on common stock                     (157)       (94)
  Other                                                23         23
                                                    -----      -----
      Net cash provided by (used in)
       financing activities                           (62)        30
                                                    -----      -----
Increase in cash and cash equivalents                  37         13
Cash and cash equivalents
  Beginning of period                                  31         26
                                                    -----      -----
  End of period                                     $  68      $  39
                                                    =====      =====



See accompanying notes.


                  CONSOLIDATED RAIL CORPORATION

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (Unaudited)


1. The unaudited financial statements contained herein present the consolidated financial position of Consolidated Rail Corporation (the "Company") as of September 30, 1995 and
December 31, 1994, the consolidated results of operations for the three and nine-month periods ending September 30, 1995 and 1994 and the consolidated cash flows for the nine-month periods ended September 30, 1995 and 1994. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the results for the interim periods included.

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

2. As a result of a decrease in a state income tax rate enacted during the second quarter of 1995, income tax expense for the nine months ended September 30, 1995 was reduced by $21 million representing the effects of adjusting deferred income taxes and the special income tax obligation for the rate decrease as required under SFAS 109, "Accounting for Income Taxes".

3. During the first quarter of 1994, the Company recorded a charge of $51 million (after tax benefits of $33 million) for a non-union employee voluntary early retirement program and related costs. The majority of the cost of the early retirement program is being paid from the Company's overfunded pension plan.

4. Information regarding contingent liabilities and litigation was included in Note 12 to Consolidated Financial Statements and
Part I, Item 3 - Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. There have been no material developments with respect to these matters during the first nine months of 1995, except as disclosed in the Annual Report on Form 10-K and the quarterly report on Form 10-Q for the periods ended June 30, 1995.

                  REPORT OF INDEPENDENT ACCOUNTANTS


The Stockholder and Board of Directors of
Consolidated Rail Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Consolidated Rail Corporation and its subsidiaries (the "Company") as of September 30, 1995 and the related condensed consolidated statements of income for the three and nine months ended September 30, 1995 and September 30, 1994 and the condensed consolidated statements of cash flows for the nine months ended September 30, 1995 and September 30, 1994. This financial information is the responsibility of the Company's management.

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



PRICE WATERHOUSE LLP
Thirty South Seventeenth Street
Philadelphia, PA 19103

October 18, 1995

                      CONSOLIDATED RAIL CORPORATION

Item 2.  Management's Analysis of Results of Operations.
        -----------------------------------------------

Results of Operations
---------------------

First Nine Months of 1995 compared with First Nine Months of 1994
-----------------------------------------------------------------

Net income for the first nine months of 1995 was $288 million which included the tax benefit of $21 million recorded during the second quarter (see Note 2 to the Condensed Consolidated Financial Statements). Net income for the first nine months of 1994 was $172 million and included the one-time after-tax charge of $51 million related to the early retirement program (see Note 3 to the Condensed Consolidated Financial Statements).

Operating revenues (primarily freight line haul revenue, but also including switching, demurrage and incidental revenues) decreased $13 million, or .5%, to $2,722 million for the first nine months of 1995 from $2,735 million for the first nine months of 1994. A 4.7% decrease in traffic volume resulted in a $122 million decrease in revenues that was partially offset by revenue increases related to higher average rates, $80 million, and favorable traffic mix, $17 million. Other revenues increased $12 million.

Operating expenses decreased $165 million, or 6.9%, from $2,387 million in the first nine months of 1994, which included the $84 million charge related to the non-union voluntary early retirement program and related costs, to $2,222 million in the first nine months of 1995. The following table sets forth the operating expenses for the two periods:




                                      First Nine Months
                                      -----------------
                                                         Increase
   ($ In Millions)                     1995     1994    (Decrease)
                                      ------   ------    --------

   Compensation and benefits          $  957   $  957     $  -
   Fuel                                  125      140       (15)
   Material and supplies                 134      162       (28)
   Equipment rents                       259      289       (30)
   Depreciation and amortization         220      208        12
   Casualties and insurance              125      145       (20)
   Other                                 402      402        -
   Early retirement program                        84       (84)
                                      ------   ------     -----
                                      $2,222   $2,387     $(165)
                                      ======   ======     =====


Compensation and benefits as a percent of revenues was 35.2% in the first nine months of 1995 as compared with 35.0% in the first nine months of 1994.

Fuel costs decreased $15 million, or 10.7%, as a result of lower traffic volume, greater efficiencies and lower average fuel prices.

The decrease of $28 million, or 17.3%, in material and supplies cost was attributable to a lower level of repair and maintenance expenditures.

Equipment rents decreased $30 million, or 10.4%, primarily as a result of fewer foreign cars on line and improved equipment utilization.

Casualties and insurance costs were lower by $20 million, or 13.8%, primarily as a result of an unfavorable year-to-date estimated cost per claim adjustment made in the third quarter of 1994 and fewer employee personal injury claims in 1995, which were partially offset by several large adverse verdicts in 1995.

The Company's operating ratio (operating expenses as a percent of revenues) was 81.6% for the first nine months of 1995, compared with 87.3% for the first nine months of 1994. Without the $84 million one-time charge for the early retirement program, the operating ratio for the first nine months of 1994 would have been 84.2%.

Other income, net increased $6 million, or 8.5%, primarily due to an $8 million gain from a property sale completed during the second quarter of 1995.

The Company's effective income tax rate for the first nine months of 1995 was 34.1% compared with 39.9% for the same period of 1994. The decrease is primarily related to a $21 million reduction in income taxes as a result of a decrease in a state income tax rate which was enacted during the second quarter of 1995 (see Note 2 to the Condensed Consolidated Financial Statements).

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



Date:   November 9, 1995

                              EXHIBIT INDEX
                              -------------

Exhibit
  No.
-------



  12 Computations of the ratio of earnings to fixed charges.


  15      Letter re unaudited interim financial
          information from Price Waterhouse LLP.


  27      Financial data schedule.