Form 10-K
period 1995-12-31
CONSOLIDATED RAIL CORP /PA/
filed 1996-03-26
CIK 810765

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549
(Mark One)

  [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995
                          -----------------

                                    OR

  [  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For Transition Period from _________________ to ____________________

Commission File No. 1-9064

                       CONSOLIDATED RAIL CORPORATION
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

       Pennsylvania                                23 1989084
----------------------------           ---------------------------------------
(State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)

2001 Market Street, Two Commerce Square
Philadelphia, Pennsylvania                                  19101-1417
------------------------------------------------           ------------
    (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code  (215) 209-4000
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
  Yes   X    No
       ---      ---
Aggregate market value of voting stock held by non-affiliates of the Registrant (as of March 1, 1996): $0.

Shares of Common Stock Outstanding (as of March 1, 1996): 100 Shares, all of which are held by the parent of the Registrant

DOCUMENTS INCORPORATED BY REFERENCE:  NONE


REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
(J)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                           TABLE OF CONTENTS
                           -----------------


         Item                                                      Page
         ----                                                      ----

Part I     1.  Business......................................       1
           2.  Properties....................................       1
           3.  Legal Proceedings.............................       4
           4.  Submission of Matters to a Vote of Security
                  Holders....................................      11


Part II    5.  Market for Registrant's Common Equity and
                  Related Stockholder Matters.................     11
           6.  Selected Financial Data........................     11
           7.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations..................................     11
           8.  Financial Statements and Supplementary Data....     15
           9.  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure......     40


Part III  10.  Directors and Executive Officers of the
                  Registrant..................................     40
          11.  Executive Compensation.........................     40
          12.  Security Ownership of Certain Beneficial
                  Owners and Management.......................     40
          13.  Certain Relationships and Related Transactions.     40


Part IV   14.  Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K.........................     41

Power of Attorney.............................................     44
Signatures....................................................     44

Exhibit Index.................................................     46

                                PART I

Item 1.   Business.
------    --------

     GENERAL. Consolidated Rail Corporation ("the Company") is a Pennsylvania corporation incorporated on February 10, 1976 to acquire, pursuant to the Regional Rail Reorganization Act of 1973, the rail properties of many of the railroads in the northeast and midwest region of the United States which had gone bankrupt during the early 1970's, the largest of which was the Penn Central Transportation Company ("Penn Central").

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

     The Company serves a heavily industrial region that is marked by dense population centers which constitute a substantial market for consumer durable and non-durable goods, and a market for raw materials used in manufacturing and by electric utilities. The Company's traffic levels and, as a result, its financial performance are substantially affected by its ability to compete with trucks and other railroads, the economic strength of the industries and metropolitan areas that produce and consume the freight the Company hauls and the traffic generated by the Company's connecting railroads. The Company remains dependent on non-bulk traffic, which tends to generate higher revenues than bulk commodities, but also involves higher costs and is more vulnerable to truck competition.

Item 2.   Properties.
------    ----------

     As of December 31, 1995, the Company (excluding subsidiaries) maintained 17,715 miles of track including track for crossovers, turnouts, second main, other main, passing and switch track, on its 10,701 mile route system. Of total route miles, 8,860 are owned, 100 are leased or operated under contract and 1,741 are operated under trackage rights, including approximately 300 miles operated pursuant to an easement over Amtrak's Northeast Corridor. As of December 31, 1995, virtually all track over which at least 10 million gross tons moved annually (6,274 track miles) was heavy-weight rail of at least 127 pounds per yard, and 100% of such track had continuous welded rail. Continuous welded rail reduces track maintenance costs and, in general, permits trains to travel at higher speeds. As of December 31, 1995, the Company had 9,493 miles of continuous welded rail on track it maintained.

     As of December 31, 1995, all of the 4,972 track miles maintained for fast freight traffic had a maximum operating speed of 50 MPH or more, and 58% had a maximum operating speed of at least 60 MPH. As of December 31, 1995, approximately 96% of the track over which at least 10 million gross tons moved annually was governed by automatic signal systems. In all, as of December 31, 1995, 7,656 miles of track were controlled by automatic signal systems.

     The Company is engaged in an ongoing process to identify certain under-utilized rail lines and other underperforming assets to avoid future capital costs and to improve its return on assets. The Company recorded a $283 million charge in 1995 to cover the expected losses upon disposition of approximately 1,800 miles of lines and other assets not required to support the Company's service. See Note 3 to the Consolidated Financial Statements elsewhere in this Annual Report. Previously, the expected losses upon disposition of similar assets were included in a 1991 special charge.

     The Company owns (or uses subject to capitalized leases) 2,023 locomotives with an average age of 15.2 years and 51,404 freight cars of various types (including 21,948 freight cars under operating leases) with an average age of 22.1 years.

     GOVERNMENT REGULATION. The Company is subject to environmental, safety, and other regulations generally applicable to all businesses, and its rail operations are also regulated by the Department of Transportation ("DOT"), the Federal Railroad Administration ("FRA"), state Departments of Transportation and some state and local regulatory agencies.

     Effective January 1, 1996, pursuant to the ICC Termination Act of 1995, the authority of the Interstate Commerce Commission ("ICC") to regulate railroads was transferred to the DOT to be administered by the Surface Transportation Board. The DOT has jurisdiction over, among other things, rates charged for certain traffic movements, service levels and freight car rents. It also has jurisdiction over the situations and terms under which one railroad may gain access to another railroad's traffic or facilities, extension or abandonment of rail lines, consolidation, merger, or acquisition of control of rail common carriers and of other carriers by rail common carriers, and labor protection provisions in connection with the foregoing. The prior regulatory scheme remains substantially intact, with the following significant changes: (1) access to freight railroad tracks by rail operators (both freight and passenger) operating on behalf of local governmental authorities has been eased; (2) some types of abandonments may take appreciably longer; (3) tariffs and most contracts will no longer be filed (other mechanisms are required for advising customers of rates and rate changes); (4) minimum rate levels will no longer be regulated; and (5) DOT will not regulate railroad issuances of securities or assumptions of debt. Other changes will require development of new regulations and/or of a body of precedent before their impact can be fully assessed.

     Under The Staggers Rail Act of 1980, federal regulation of rates and services was reduced. The regulatory scheme, now administered by the Surface Transportation Board, continues the ICC's prior deregulation of rates for intermodal traffic, most boxcar traffic and a series of miscellaneous commodities, including steel and automobiles. In addition, railroads are free to negotiate contracts with shippers setting rates, service standards and the terms for movements of other kinds of traffic. As a result, railroads have greater flexibility in adjusting rates and services to meet revenue needs and competitive conditions.

     The FRA has jurisdiction over safety and railroad equipment standards.

     The Company's rail operations are also subject to a variety of governmental laws and regulations relating to the protection of the environment. In addition to being involved as a potentially responsible party at numerous Superfund sites (see Item 3 - "Legal Proceedings"), the Company is subject to increasing regulation of its transportation and handling of certain hazardous and non-hazardous commodities and waste which has resulted in additional administrative and operating costs. Also, the United States Environmental Protection Agency had been required to issue regulations applicable to new locomotive emissions during 1995. Its failure to do so is currently the subject of litigation, and the Company anticipates that the regulations will be promulgated in 1997. Locomotive engines (other than those defined as new or remanufactured) may be regulated by the
states.   Additional investments will likely be required to bring
other than new locomotives into compliance, although the timing and amount of the investments will not be determinable until the legislation is adopted. Except as it relates to a 1991 special charge, compliance with existing laws and regulations relating to the protection of the environment has not had a material effect on the Company's capital expenditures, earnings or competitive condition. (See Note 13 to the Consolidated Financial Statements included elsewhere in this Annual Report.)

Item 3.  Legal Proceedings.
------   -----------------

     OCCUPATIONAL DISEASE LITIGATION. The Company has been named as a defendant in lawsuits filed pursuant to the provisions of the Federal Employers' Liability Act ("FELA") by persons alleging (1) personal injury or death caused by exposure to asbestos in connection with railroad employment; (2) complete or partial loss of hearing caused by exposure to excessive noise in the course of railroad employment; (3) repetitive motion injury in connection with railroad employment; and
(4) personal injury or death caused by exposure to deleterious substances (mixed dusts, fumes, chemicals, etc.) As of December 31, 1995, the Company was a defendant in 484 pending asbestosis suits, 659 pending hearing loss suits, 118 pending repetitive motion injury suits and 442 pending deleterious substance suits, and had notice of 1,408 potential asbestosis claims, 4,575 potential hearing loss claims, 3,044 potential repetitive motion injury claims and 45 deleterious substance claims.

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

     CONSOLIDATED RAIL CORP.'S WITHDRAWAL FROM RCAF MASTER TARIFF. The Rail Cost Adjustment Factor ("RCAF") is an index of rail costs issued by the ICC according to which railroads may adjust their regulated rates for inflation and cost increases free of regulatory interference. In March 1989, the ICC decided to offset the quarterly RCAF by the entirety of the average rail industry productivity gain.

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

     In January 1991, the ICC commenced a proceeding at the request of a shippers' organization to clarify the legal effect of the Company's (and other railroads') withdrawal from the RCAF master tariff, including the shippers' assertion that railroads thereby lose protection from challenge for rates previously adjusted under these procedures. In April 1991, the Company individually opposed and participated in the rail industry's opposition to the petition. The ICC has taken no action on the matter since that time, and the matter has been transferred to the Surface Transportation Board of the DOT.

     ENGELHART V. CONSOLIDATED RAIL CORP. In connection with the Special Voluntary Retirement Program offered to certain employees in late 1989 and early 1990, the Company used surplus funds in its overfunded Supplemental Pension Plan ("Plan") to fund certain aspects of that program. In December 1992, certain former Company employees brought suit in the U.S. District Court for the Eastern District of Pennsylvania challenging the use of surplus Plan funds (i) to pay administrative Plan expenses previously paid by The Company, (ii) to fund the Special Voluntary Retirement Program, and (iii) to pay life insurance and medical insurance premiums of former employees as improper and unlawful, and alleging that employees who have made contributions to the Plan or its predecessor plans are entitled to share in the surplus assets of the Plan. In August 1993, the federal district court granted the Company's Motion to Dismiss the majority of counts in the complaint, but declined to dismiss the issue of the Company's use of Plan assets to pay administrative expenses of the Plan, which are estimated to be approximately $34 million as of

December 31, 1995.  Cross Motions for Summary Judgment on the
remaining issues are pending.   The Company continues to believe that
the use of surplus Plan assets for this purpose is lawful and proper. The Company uses surplus Plan assets in a similar manner in connection with subsequent early retirement programs.

     ENVIRONMENTAL LITIGATION. The Company is subject to various federal, state and local laws and regulations regarding environmental matters. In certain instances, the Company has received notices of violations of such laws and regulations and either has taken or plans to take appropriate steps to address the problems cited or to contest the allegations of violation. As of December 31, 1995, the Company had received inquiries from governmental agencies or had been identified, together with other companies, as a potentially responsible party for cleanup and/or removal costs due to its status as an alleged transporter, generator or property owner at 130 locations throughout the country. However, the Company, through its own investigations and assessments, believes it may have some potential responsibility at only 56 of these sites. The amounts the Company has accrued with respect to the proceedings listed below are included in its $64 million accrual for estimated future environmental expenses. (See Note 13 to the Consolidated Financial Statements included elsewhere in this Annual Report.) The significant environmental proceedings, including Superfund sites, are discussed below.

     UNITED STATES V. SOUTHEASTERN PENNSYLVANIA TRANSPORTATION AUTHORITY ("SEPTA"), NATIONAL RAILROAD PASSENGER CORPORATION ("AMTRAK"), AND CONSOLIDATED RAIL CORPORATION. In March 1986, the United States Environmental Protection Agency ("EPA") filed an action in the United States District Court for the Eastern District of Pennsylvania for cost recovery, injunctive relief, and a declaratory judgment against the Company, Southeastern Pennsylvania Transportation Authority ("SEPTA") and National Railroad Passenger Corp. ("Amtrak") under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA" or "Superfund Law"), as amended. In 1990, the Pennsylvania Department of Environmental Resources ("PADER") intervened as a plaintiff. Suit is based on the release or threatened release at the Paoli Railroad Yard, Paoli, Chester County, Pennsylvania, of polychlorinated biphenyls ("PCBs"), a listed hazardous substance under CERCLA. The Company is sued in its capacity as the operator of the rail yard from April 1, 1976 through December 31, 1982, under an agreement with SEPTA to provide commuter rail service. In March 1992, Penn Central brought suit before the Special Court arguing that the terms of the transfer of its properties to the

Company did not contemplate environmental liability for conditions existing at the time of the transfer. On August 23, 1994, the Special Court held that the reorganization did not prevent the government from pursuing its CERCLA claims against Penn Central. The Court also granted the Company's Motion for Summary Judgment against Penn Central, finding that the Company's liability for contamination to former Penn Central property was limited only to the period after April 1, 1976. Notwithstanding this finding, the Special Court declined to preclude federal courts from applying principles of joint and several liability and holding the Company liable for pre-April 1, 1976 contamination in instances where contamination of the property was not divisible.

     In a related action, the Company sought a declaration against the Reading Company similar to that granted with respect to Penn Central, as well as a declaration that the Company is entitled to indemnification from SEPTA and/or the federal government for environmental liability resulting from its statutorily mandated provision of commuter rail service. In April 1995, the Special Court issued a similar declaration against the Reading Company as granted with respect to Penn Central, but refused to determine whether the Company is entitled to such indemnification from SEPTA. The court rejected the Company's arguments that controlling federal statutes mandated indemnification of the Company for environmental liability in connection with commuter rail service provided pursuant to such statutes. Immediately prior to the trial of this matter in January 1996, the Company and Reading reached a settlement of this matter. The Company continues to assert its right to indemnification against SEPTA, and trial of this matter is expected to commence in late 1996.

     Pursuant to a series of partial preliminary consent decrees, defendants have performed a series of cleanup actions both on and off-site and have conducted a Remedial Investigation/Feasibility Study ("RI/FS"). As of December 31, 1995, the cost of the RI/FS and of the interim cleanup measures performed by the three defendants is approximately $9 million. Those costs have been shared equally among the three defendants but are subject to reallocation. All work done to date has been performed subject to a denial of liability and without waiving any defense to the governmental claim for cleanup costs or other relief. Negotiations with EPA continue.

     UNITED STATES V. CONSOLIDATED RAIL CORP. The EPA has listed the Company's Elkhart Yard in Indiana on the National Priorities List. The EPA contends that chemicals have migrated from the yard and contaminated drinking wells in the area. On February 14, 1990, the

EPA filed a civil action against the Company in the U.S. District Court for the Northern District of Indiana seeking recovery of approximately $345,000 for costs incurred in protecting the water supply. In addition, the EPA seeks a declaratory judgment against the Company for all future costs incurred in responding to the release or threatened release of hazardous substances from the site. The Company believes it is not the sole source and may not be a contributing source to the contamination alleged by the EPA. The Company filed a third-party action joining Penn Central as a defendant, to which Penn Central responded by filing a declaratory judgment action in Special Court. As a result of the Special Court decision in August 1994, the Company and Penn Central have negotiated an interim cost-sharing arrangement for costs in implementing the EPA's 1992 interim Record of Decision, which is substantially complete. (See previous discussion regarding the Special Court under "United States v. SEPTA, et al"). On May 15, 1995, EPA issued an Administrative Order that required the parties to install a public water supply system for up to an additional 700 to 1,000 homes. On June 14, 1995, the Company and Penn Central agreed that each company would comply with the Order. The cost for providing public water to the remaining residences is estimated to be between $4 and $6 million, which will be apportioned between Penn Central and the Company.

     UNITED STATES V. CONSOLIDATED RAIL CORP., ET AL. The Company has been identified as the fifth largest generator of waste oil at the Berks Associates Superfund site in Douglasville, Pennsylvania. In addition, the Company has become aware that it and its predecessor, Penn Central, owned a small portion of land that was leased to the operator of the Berks site. As such, the Company's liability could increase due to its questionable status as both an owner and a generator. In August 1991, the EPA issued an administrative order against the Company and thirty-five other entities mandating the implementation of an approximately $2 million partial remedy and filed a complaint in the U.S. District Court for the Eastern District of Pennsylvania for the recovery of approximately $8 million in costs incurred by the government. The parties have negotiated an administrative order with the EPA and have filed an answer to the civil action. A group of potentially responsible parties (including the Company) undertook compliance with the administrative order. The Company and the 35 other defendants have filed a third-party complaint against approximately 630 entities seeking contribution for the costs of the remedy and government costs. The Company, along with other defendants, is negotiating a settlement with the EPA. On June 30, 1993, the EPA issued another administrative order against the Company and 33 other entities, mandating the remediation of the southern portion of the site. The effective date of the order has been delayed in light of the negotiations.

     The most expensive aspect of the remediation of the site is the cleanup of Source Area 2, which the government estimates at between $45 and $55 million. This Source Area was closed prior to the Company's incorporation, and therefore the Company has maintained that it is not liable for the cost of remediating Source Area 2. In addition, PADER has filed with the court a complaint for the recovery of natural resource damages.

     UNITED STATES V. CONSOLIDATED RAIL CORP., ET AL. The Company is a potentially responsible party ("PRP"), along with more than 50 other parties, in the United Scrap Lead federal Superfund action in Troy, Ohio, where substantial quantities of batteries were disposed of over a period of several years. The EPA sued the Company and nine other parties in August 1991 in the Southern District of Ohio for the recovery of approximately $2 million in past costs. The Company and other PRP's have commissioned treatability studies. The court has imposed a stay to discuss whether this matter can be settled. EPA has selected a remedy for the site with an estimated cost of approximately $33 million, which the PRP's are challenging. The Company estimates its share of the liability at 8%.

     COMMONWEALTH OF MASSACHUSETTS V. CONSOLIDATED RAIL CORP. On April 21, 1992, the Massachusetts Attorney General filed suit in Superior Court of Massachusetts alleging the Company's violation of the Massachusetts Clean Air Act and its implementing regulations by allowing diesel engines to idle unnecessarily and/or in excess of thirty minutes. On May 4, 1992, the court entered a preliminary injunction, the terms of which are substantially consistent with the Company's existing idling policy. The Attorney General subsequently filed a complaint alleging the Company's violation of the preliminary injunction. On February 2, 1993, the parties entered into a partial settlement agreement; however, the Attorney General has alleged that the Company has failed to comply with certain provisions of the settlement. The Company is negotiating the terms of a settlement with the Attorney General's office.

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

     CONWAY YARD, PITTSBURGH. In 1991, the Company received Notices of Violation ("NOV") from the PADER alleging violations of the Clean Streams Act for discharges of oil into the Ohio River. In September 1993, PADER sent to the Company a draft Consent Order and Agreement requiring a comprehensive site remediation for soil, ground water, surface waters and sediments at the Conway rail yard and requiring the payment of civil fines in connection with violations at the yard, including continuing ground water contamination. The Company and PADER continue to negotiate the extent of the investigation and remediation to be undertaken at the yard and the amount of the fines.

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

Item 5.   Market for Registrant's Common Equity
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

Item 6.  Selected Financial Data.
------   -----------------------

     Information omitted in accordance with General Instruction
J(2)(a).


Item 7.  Management's Discussion and Analysis of Financial
------   -------------------------------------------------
          Condition and Results of Operations.
          -----------------------------------

     See General Instruction J (2) (a).


Results of Operations
---------------------

1995 Compared with 1994

Net income for 1995 was $256 million compared with $319 million for 1994. The results for 1995 include the effects of a $283 million asset disposition charge ($175 million after income taxes) and the recognition of a $21 million reduction in income taxes related to a decrease in a state tax rate (see Notes 3 and 8 to the Consolidated Financial Statements included elsewhere in this Annual Report).

Without these items, net income for 1995 would have been $410 million. The results for 1994 include a one-time charge of $51 million (net of tax benefits of $33 million) relating to a non-union early retirement program and related costs (see Note 11 to the Consolidated Financial Statements included elsewhere in this Annual Report).

The fourth quarter 1995 asset disposition charge resulted from a review of the Company's route system and other assets to determine those that no longer effectively and economically support current and expected operations. As a result of this review, the Company identified approximately 1,800 miles of rail lines that will be candidates for sale. These dispositions are expected to provide proceeds substantially less than net book value. Certain other operating assets identified for disposition, primarily yards and sidetracks, have also been written down to estimated net realizable value. Accordingly, the asset disposition charge of $283 million represents the expected loss on rail line and other asset dispositions. The Company estimates that net cash proceeds from the disposition of these assets will be approximately $50 million. The Company's goal is to have sales agreements in place on many of the lines during 1996 and on most of the lines by the end of 1997.

Operating revenues (primarily freight line haul revenues, but also including switching, demurrage and incidental revenues) decreased $48 million, or 1.3%, from $3,716 million in 1994 to $3,668 million in 1995. A 5.4% decrease in traffic volume in units (freight cars and intermodal trailers and containers) resulted in a $191 million decrease in revenues which was partially offset by an increase in average revenue per unit that increased revenues by $140 million. The improvement in average revenue per unit resulted from increases in average rates, $117 million, and a favorable traffic mix, $23 million. Traffic volume decreases were experienced by three of the four service groups, with only Automotive showing a slight volume increase of .8%. Traffic volume declines for the other service groups were as follows:
Intermodal, 7.3%; Unit Train, 5.4%; and CORE, 5.1%. Within the CORE Service Group, traffic volume declines were also experienced by each of the commodity groups: Food and Agriculture, 8.2%; Petrochemicals, 4.6%; Metals, 4.0%; and Forest and Manufactured Products, 3.9%. Other revenues increased $3 million.

Operating expenses increased $100 million, or 3.2%, from $3,113 million in 1994 to $3,213 million in 1995. The following table sets forth the operating expenses for the two years:

                                                        Increase
(In Millions)                    1995        1994      (Decrease)
                               ------      ------       ---------

Compensation and benefits      $1,247      $1,259         $(12)
Fuel                              168         188          (20)
Material and supplies             167         203          (36)
Equipment rents                   355         381          (26)
Depreciation and amortization     293         278           15
Casualties and insurance          178         187           (9)
Other                             522         533          (11)
Asset disposition charge          283                      283
Early retirement program                       84          (84)
                               ------      ------         ----
                               $3,213      $3,113         $100
                               ======      ======         ====


Compensation and benefits costs decreased $12 million, or 1.0%, as a result of a 5.3% reduction in employment levels, which exceeded the increases in wage rates and fringe benefit costs. Compensation and benefits as a percent of revenues was 34.0% in 1995 compared with 33.9% in 1994.

Fuel costs decreased $20 million, or 10.6%, as a result of greater use of newer fuel efficient locomotives, lower average fuel prices and lower traffic volume.

The decrease of $36 million, or 17.7%, in material and supplies costs was primarily attributable to a lower level of repair and maintenance expenditures related to lower traffic volume.

Equipment rents decreased $26 million, or 6.8%, primarily as a result of fewer foreign cars on the Company's lines and improved equipment utilization, partially offset by the increased costs associated with new operating leases for equipment.

Depreciation and amortization increased $15 million, or 5.4%, due to asset additions and increased depreciation rates for track structure as a result of a depreciation study required by the former Interstate Commerce Commission.

Casualties and insurance decreased $9 million, or 4.8%. The cost reduction attributable to an approximate 35% decline in the number of employee injuries was largely offset by the escalating costs to settle claims as well as the continuing increase in the number and cost of occupational claims.

Conrail recorded an asset disposition charge of $283 million in 1995 (see Note 3 to the Consolidated Financial Statements included elsewhere in this Annual Report) and a one-time pre-tax charge of $84 million in 1994 for the non-union voluntary early retirement program and related costs (see Note 11 to the Consolidated Financial
Statements included elsewhere in this Annual Report).

Conrail's operating ratio (operating expenses as a percent of revenues) was 87.6% for 1995, compared with 83.8% for 1994. Without the $283 million asset disposition charge in 1995 and the $84 million charge for the early retirement program in 1994, the operating ratios for 1995 and 1994 would have been 79.9% and 81.5%, respectively.

Other income, net, increased $10 million, or 9.9%, primarily due to an $8 million gain from a property sale completed during the second quarter of 1995.

The Company's effective income tax rate for 1995 was 32.8% compared with 39.4% for 1994. The lower rate reflects the effect of a $21 million reduction in income taxes resulting from a decrease in a state income tax rate enacted during the second quarter of 1995 (see Note 8 to the Consolidated Financial Statements included elsewhere in this Annual Report).

Item 8.  Financial Statements and Supplementary Data.
------  -------------------------------------------

                   Report Of Independent Accountants

The Stockholder and Board of Directors of
Consolidated Rail Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)1. and 2. present fairly, in all material respects, the financial position of Consolidated Rail Corporation and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. The consolidated financial statements of Consolidated Rail Corporation and subsidiaries for the year ended December 31, 1993 were audited by other independent accountants whose report dated January 24, 1994 expressed an unqualified opinion on those statements.

As discussed in Note 1 to the consolidated financial statements, the Company changed its methods for accounting for income taxes and postretirement benefits other than pensions in 1993.




Price Waterhouse LLP
Thirty South Seventeenth Street
Philadelphia, Pennsylvania   19103

January 22, 1996,
except as to paragraphs five and six of Note 13, which are as of February 21, 1996

                   REPORT OF INDEPENDENT ACCOUNTANTS

The Stockholder and Board of Directors
Consolidated Rail Corporation


We have audited the 1993 consolidated financial statements and the financial statement schedule of Consolidated Rail Corporation and subsidiaries listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Consolidated Rail Corporation and subsidiaries for the year ended December 31, 1993, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its methods for accounting for income taxes and postretirement benefits other than pensions in 1993.

                                   COOPERS & LYBRAND

2400 Eleven Penn Center
Philadelphia, Pennsylvania
January 24, 1994

                     CONSOLIDATED RAIL CORPORATION
                   CONSOLIDATED STATEMENTS OF INCOME

                                              Years ended December 31,
                                            ----------------------------
($ In Millions Except Per Share Data)         1995       1994       1993
                                            ------     ------     ------
[S]                                         [C]        [C]        [C]
Revenues                                    $3,668     $3,716     $3,438
                                            ------     ------     ------
Operating expenses
  Way and structures                           486        500        491
  Equipment                                    767        816        703
  Transportation                             1,311      1,366      1,273
  General and administrative                   366        347        378
  Asset disposition charge (Note 3)            283
  Early retirement program (Note 11)                       84
                                            ------     ------     ------
    Total operating expenses                 3,213      3,113      2,845
                                            ------     ------     ------
Income from operations                         455        603        593
Interest expense                              (185)      (178)      (177)
Reserve of intercompany receivables
 (Note 4)                                                            (89)
Other income, net (Note 12)                    111        101        114
                                            ------     ------     ------
Income before income taxes
 and the cumulative effect of
 changes in accounting principles              381        526        441
Income taxes (Note 8)                          125        207        207
                                            ------     ------     ------
Income before the cumulative
 effect of changes in accounting
 principles                                    256        319        234
Cumulative effect of changes in
 accounting principles (Notes 1, 8 and 9)                            (70)
                                            ------     ------     ------
Net income                                  $  256     $  319     $  164
                                            ======     ======     ======

Ratio of earnings to fixed charges
 (Note 1)                                     2.52x      3.29x      3.00x




See accompanying notes.

                     CONSOLIDATED RAIL CORPORATION
                      CONSOLIDATED BALANCE SHEETS

                                                      December 31,
                                                    ----------------
($ In Millions)                                       1995      1994
                                                    ------    ------
[S]                                                 [C]       [C]
         ASSETS
Current assets
  Cash and cash equivalents                         $   58    $   31
  Accounts receivable                                  624       650
  Deferred tax assets (Note 8)                         325       241
  Material and supplies                                158       164
  Other current assets                                  26        23
                                                    ------    ------
     Total current assets                            1,191     1,109

Property and equipment, net (Note 5)                 6,408     6,498
Other assets                                           788       676
                                                    ------    ------
     Total assets                                   $8,387    $8,283
                                                    ======    ======

         LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Short-term borrowings                                 89       112
  Current maturities of long-term debt (Note 7)        181       130
  Accounts payable                                     126       122
  Wages and employee benefits                          182       169
  Casualty reserves                                    107       103
  Accrued and other current liabilities (Note 6)       492       549
                                                    ------    ------
     Total current liabilities                       1,177     1,185

Long-term debt (Note 7)                              1,911     1,940
Casualty reserves                                      217       212
Deferred income taxes (Note 8)                       1,401     1,212
Special income tax obligation (Note 8)                 440       513
Other liabilities                                      312       328
                                                    ------    ------
     Total liabilities                               5,458     5,390
                                                    ------    ------
Commitments and contingencies (Note 13)
Stockholder's equity (Notes 2 and 10)
  Preferred stock (no par value; 25,000,000
    shares authorized; 1 share issued)
  Common stock ($1 par value; 250,000,000
    shares authorized; 100 shares issued and
    outstanding)
  Additional paid-in capital                         2,130     2,128
  Note receivable from ESOP                           (305)     (312)
  Retained earnings                                  1,104     1,077
                                                    ------    ------
     Total stockholder's equity                      2,929     2,893
                                                    ------    ------
     Total liabilities and stockholder's equity     $8,387    $8,283
                                                    ======    ======

See accompanying notes.

                       CONSOLIDATED RAIL CORPORATION
              CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                                         Series A      Unearned          Additional        Note
                                        Preferred          ESOP  Common     Paid-In  Receivable  Retained  Treasury
($ In Millions Except Per Share Data)       Stock  Compensation   Stock     Capital   From ESOP  Earnings     Stock
                                        ---------  ------------  ------  ----------  ----------  --------  --------
Balance, January 1, 1993                    $ 287         $(263)  $  83      $1,888                 $ 903     $(150)
Amortization                                                  5
Net income                                                                                            164
Common dividends (Note 4)                                                                            (131)
Preferred dividends, $1.0825 per share                                                                (11)
Common shares acquired                                                                                          (32)
Exercise of stock options                                             1           6
Common shares reclassified as
unissued                                                                         (1)                   (1)        2
Corporate reorganization (Note 2)            (287)          258     (84)        226       $(307)                180
Other                                                                             4          (1)        4
                                            -----         -----   -----       -----       -----     -----     -----
Balance, December 31, 1993                      -             -       -       2,123        (308)      928         -
Net income                                                                                            319
Common dividends, (Note 4)                                                                           (170)
Other                                                                             5          (4)
                                            -----         -----   -----      ------       -----    ------     -----
Balance, December 31, 1994                      -             -       -       2,128        (312)    1,077         -
Net income                                                                                            256
Common dividends, (Note 4)                                                                           (229)
Other                                                                             2           7
                                            -----         -----   -----      ------       -----    ------     -----
Balance, December 31, 1995                  $   -         $   -   $   -      $2,130       $(305)   $1,104     $   -
                                            =====         =====   =====      ======       =====    ======     =====




See accompanying notes.               19

                     CONSOLIDATED RAIL CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Years ended December 31,
                                                 -------------------------
($ In Millions)                                   1995      1994      1993
                                                 -----     -----     -----
[S]                                              [C]       [C]       [C]
Cash flows from operating activities
  Net income                                     $ 256     $ 319     $ 164
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Asset disposition charge                       283
    Early retirement program                                  84
    Reserve of intercompany receivable                                  89
    Cumulative effect of accounting changes                             70
    Depreciation and amortization                  293       278       282
    Deferred income taxes                          108       150       224
    Special income tax obligation                  (73)      (62)      (50)
    Gains from sales of property                   (27)      (18)      (20)
    Pension credit                                 (43)      (46)      (43)
    Changes in:
      Accounts receivable                           26         1       (57)
      Accounts and wages payable                    17        22         7
    Settlement of tax audit                                            (51)
    Other                                         (116)      (94)     (120)
                                                 -----     -----     -----
    Net cash provided by operating
       activities                                  724       634       495
                                                 -----     -----     -----
Cash flows from investing activities
  Property and equipment acquisitions             (415)     (490)     (566)
  Proceeds from disposals of properties             37        32        23
  Other                                            (45)      (18)      (45)
                                                 -----     -----     -----
    Net cash used in investing activities         (423)     (476)     (588)
                                                 -----     -----     -----
Cash flows from financing activities
  Net proceeds from (repayments of)
    short-term borrowings                          (23)       33       (48)
  Payment of capital lease and equipment
    obligations                                    (81)      (96)     (109)
  Proceeds from long-term debt                      85       114       485
  Payment of long-term debt                        (52)      (62)      (86)
  Dividends on common stock                       (229)     (170)     (131)
  Repurchase of common stock                                           (32)
  Dividends on Series A preferred stock                                (11)
  Other                                             26        28        11
                                                 -----     -----     -----
  Net cash provided by (used in) financing
     activities                                   (274)     (153)       79
                                                 -----     -----     -----
Increase (decrease) in cash and cash equivalents    27         5       (14)
Cash and cash equivalents
  Beginning of year                                 31        26        40
                                                 -----     -----     -----
  End of year                                    $  58     $  31     $  26
                                                 =====     =====     =====
See accompanying notes.

                       CONSOLIDATED RAIL CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies
     ------------------------------------------

         Industry
         --------
   Consolidated Rail Corporation (the "Company"), operates a freight railroad system within the northeast and midwest United States and the Province of Quebec.

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

   During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121) and SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which are both effective in 1996. The Company has decided to adopt only the disclosure provisions of SFAS 123 in 1996. The Company has also determined that SFAS 121 will not have a material effect on its financial statements.

          Use of Estimates
          ----------------

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  Corporate Reorganization and Presentation
    ------------------------------------------
    In 1993, the shareholders of the Company approved a plan for the adoption of a holding company structure. Under the Plan, each share of the Company's common stock which was issued and outstanding or held in the treasury of the Company, and each share of the Company's convertible preferred stock ("ESOP Stock"), all of which were held by the Non-union Employee Stock Ownership Plan ("Non-union ESOP"), were automatically converted into one share of common stock and one share of preferred stock, respectively, of a newly created holding company, Conrail Inc. As a result, Conrail Inc. became the publicly held entity and the Company became a wholly-owned subsidiary of Conrail Inc. effective July 1, 1993.

    The promissory note receivable, plus accrued interest, which the Company received in 1990 from the Non-union ESOP in exchange for its preferred shares remained with the Company and is recorded in the stockholder's equity section of its balance sheet.

3.  Asset Disposition Charge
    ------------------------
    Included in 1995 operating expenses is an asset disposition charge of $283 million, which reduced net income by $175 million. The asset disposition charge resulted from a review of the Company's route system and other operating assets to determine those that no longer effectively and economically support current and expected operations. The Company identified and has committed to sell 1,800 miles of rail lines that are expected to provide proceeds substantially less than net book value. In addition, other assets, principally yards and side tracks, identified for disposition have been written down to estimated net realizable value.

4.  Related Party Transactions
    --------------------------
    The Company engages in various transactions with Conrail Inc. The Company funds the cash requirements of Conrail Inc. primarily through cash dividends, which totalled $229 million, $170 million and $87 million (excluding $44 million paid to shareholders prior to July 1, 1993) in 1995, 1994 and 1993, respectively. The Company is obligated to pay a management fee to Conrail Inc. equal to the amount of preferred dividends declared by Conrail Inc. in connection with the Non-union ESOP, which totalled $21 million in 1995 and 1994, and $11 million in 1993, and is recorded in "Other income, net" on the consolidated statements of income (Notes 9 and 12). Advances between the two companies accrue interest at the Federal Reserve Bank's 30-day average interest rate. The resulting interest income and interest expense on advances to and from Conrail Inc. were immaterial to the Company's financial statements. A summary of the Company's transactions with Conrail Inc. are as follows:

                                              December 31,
                                             --------------
                                             1995      1994
                                             ----      ----
                                              (In Millions)

    Short-term receivable                     $14       $12
    Short-term payable                         18         9

    In 1993, the Company recorded a reserve of $89 million relating advances made to Concord Resources Group, Inc., a subsidiary of Conrail Inc.

5.  Property and Equipment
    ----------------------
                                                  December 31,
                                               ----------------
                                                 1995      1994
                                               ------    ------
                                                 (In Millions)

    Roadway                                   $ 6,828   $ 6,764
    Equipment                                   1,211     1,169
    Less:  Accumulated depreciation            (1,570)   (1,570)
           Allowance for disposition             (439)     (241)
                                              -------   -------
                                                6,030     6,122
                                              -------   -------

    Capital leases (primarily equipment)          908       988
    Accumulated amortization                     (530)     (612)
                                              -------   -------
                                                  378       376
                                              -------   -------
                                              $ 6,408   $ 6,498
                                              =======   =======

    The Company acquired equipment and incurred related long-term debt under various capital leases of $71 million in 1995, $8 million in 1994 and $75 million in 1993. As part of the 1995 (Note 3) and 1991 asset dispositions, the Company recorded allowances for disposition for the sale or abandonment of certain under-utilized rail lines and other facilities.

6.  Accrued and Other Current Liabilities
    -------------------------------------
                                                 December 31,
                                                --------------
                                                1995      1994
                                                ----      ----
                                                 (In Millions)

      Freight settlements due others            $ 52      $ 51
      Equipment rents (primarily car hire)        71        76
      Unearned freight revenue                    56        74
      Property and corporate taxes                67        77
      Other                                      246       271
                                                ----      ----
                                                $492      $549
                                                ====      ====

7.  Long-Term Debt
    --------------
    Long-term debt outstanding, including the weighted average interest rates at December 31, 1995, is composed of the following:

                                                 December 31,
                                              -----------------
                                               1995        1994
                                              ------      -----
                                                (In Millions)
      Capital leases                          $ 489      $  488
      Medium-term notes payable,
      6.16%, due 1996 to 1999                   208         228
      Notes payable, 9.75%, due 2000            250         250
      Debentures payable, 7.88%, due 2043       250         250
      Debentures payable, 9.75%, due 2020       544         544
      Equipment and other obligations, 6.43%    251         210
      Commercial paper, 5.90%                   100         100
                                             ------      ------
                                              2,092       2,070
      Less current portion                     (181)       (130)
                                             ------      ------
                                             $1,911      $1,940
                                             ======      ======

    Using current market prices when available, or a valuation based on the yield to maturity of comparable debt instruments having similar characteristics, credit rating and maturity, the total fair value of the Company's long-term debt, including the current portion, but excluding capital leases, is $1,870 million and $1,601 million at December 31, 1995 and 1994, respectively, compared with carrying values of $1,603 million and $1,582 million at December 31, 1995 and 1994, respectively.

    The Company's noncancelable long-term leases generally include options to purchase at fair value and to extend the terms. Capital leases have been discounted at rates ranging from 3.09% to 14.26% and are collateralized by assets with a net book value of $378 million at December 31, 1995.

    Minimum commitments, exclusive of executory costs borne by the Company, are:


                                      Capital        Operating
                                       Leases           Leases
                                      -------        ---------
                                           (In Millions)

           1996                       $ 102            $  127
           1997                          92               108
           1998                          84               100
           1999                          75                84
           2000                          58                76
           2001 - 2017                  269               576
                                      -----            ------
           Total                        680            $1,071
                                                       ======
           Less interest portion       (191)
                                      -----
           Present value              $ 489
                                      =====

    Operating lease rent expense was $130 million in 1995, $118 million in 1994 and $88 million in 1993.

    In June 1993, the Company and Conrail Inc. filed a shelf registration statement on Form S-3 to enable the Company to issue up to $500 million in debt securities or Conrail Inc. to issue up to $500 million in convertible debt and equity securities. The remaining balance under this shelf registration was $312 million at December 31, 1995.

    In June 1995, the Company issued $110 million of 6.76% Pass Through Certificates, Series 1995-A, due 2015, to finance the acquisition of equipment. Of these Certificates, $55 million are direct obligations of the Company secured by the acquired equipment. The remaining $55 million of Certificates were issued to finance equipment that the Company will utilize under a capital lease, and while such certificates are not direct obligations of, or guaranteed by the Company, the amounts payable by the Company under the lease will be sufficient to pay principal and interest on the Certificates.

    In June 1995, the Company issued $30 million of 6.3% Medium-Term Notes maturing in 1999.

    Equipment and other obligations mature in 1996 through 2043 and are collateralized by assets with a net book value of $279 million at December 31, 1995. Maturities of long-term debt other than capital leases and commercial paper are $114 million in 1996, $64 million in 1997, $44 million in 1998, $44 million in 1999, $264 million in 2000 and $973 million in total from 2001 through 2043.

    The Company had $189 million of commercial paper outstanding at December 31, 1995. Of the total amount outstanding, $100 million is classified as long-term since it is expected to be refinanced through subsequent issuances of commercial paper and is supported by the long-term credit facility mentioned below.

    The Company maintains a $500 million uncollateralized bank credit agreement with a group of banks which is used for general corporate purposes and to support its commercial paper program. The agreement has a five year maturity and requires interest to be paid on amounts borrowed at rates based on various defined short-term rates and an annual maximum fee of .125% of the facility amounts. The agreement contains, among other conditions, restrictive covenants relating to a debt ratio and consolidated tangible net worth.

    During 1995, the Company borrowed $130 million under its uncollateralized bank credit agreement at interest rates ranging from 6.0% to 6.4%, and repaid $130 million during the year. At December 31, 1995, no amount was outstanding under this agreement.

    Interest payments were $177 million in 1995, $174 million in 1994 and $164 million in 1993.

8.  Income Taxes
    ------------
    The provisions for income taxes are composed of the following:
                                       1995     1994    1993
                                       ----     ----   -----
                                            (In Millions)
    Current
       Federal                        $ 75       $104    $ 24
       State                            15         15       9
                                      ----       ----    ----
                                        90        119      33
                                      ----       ----    ----
    Deferred
       Federal                         111        125     192
       State                            (3)        25      32
                                      ----       ----    ----
                                       108        150     224
                                      ----       ----    ----

    Special income tax obligation
       Federal                         (61)       (53)    (42)
       State                           (12)        (9)     (8)
                                      ----       ----    ----
                                       (73)       (62)    (50)
                                      ----       ----    ----
                                      $125       $207    $207
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

    As a result of a decrease in a state income tax rate enacted during the second quarter of 1995, income tax expense for 1995 was reduced by $21 million representing the effects of adjusting deferred income taxes and the special income tax obligation for the rate decrease as required by SFAS 109.

    As a result of the increase in the federal corporate income tax rate from 34% to 35% enacted August 10, 1993, and effective January 1, 1993, income tax expense for 1993 was increased by $38 million, of which $34 million related to the effects of adjusting deferred income taxes and the special income tax obligation for the rate increase.

    During 1993, the Company reached a settlement with the Internal Revenue Service ("IRS") related to the audit of the Company's consolidated federal income tax returns for the fiscal years 1987 through 1989. Under the settlement, the Company paid $51 million, including interest, all of which had been previously provided for in years prior to 1993. The Company's consolidated federal income tax returns for the fiscal years 1990 through 1992 are currently being examined by the IRS. Federal and state income tax payments were $109 million in 1995, $80 million in 1994 and $39 million in 1993 (excluding tax settlement).

    Reconciliations of the U.S. statutory tax rates with the effective tax rates follow:
                                           1995    1994    1993
                                           ----    ----    ----
        Statutory tax rate                 35.0%   35.0%   35.0%
        State income taxes,
          net of federal benefit            3.5     3.9     5.1
        Effect of federal tax increase
          on deferred taxes                                 7.7
        Effect of state tax decrease
          on deferred taxes                (5.5)
        Other                               (.2)     .5     (.9)
                                          -----   -----   -----
        Effective tax rate                 32.8%   39.4%   46.9%
                                          =====   =====   =====

    Significant components of the Company's special income tax obligation and deferred income tax liabilities and (assets) are as follows:
                                                    December 31,
                                               ---------------------
                                                 1995          1994
                                                -------       ------
                                                   (In Millions)
    Current assets (primarily accounts
      receivable)                              $  (27)        $  (33)
    Current liabilities (primarily accrued
    liabilities and casualty reserves)           (265)          (175)
    Reserve of intercompany receivables           (31)           (31)
    Miscellaneous                                  (2)            (2)
                                               ------         ------
    Current deferred tax asset, net            $ (325)        $ (241)
                                               ======         ======

    Noncurrent liabilities:
     Property and equipment                     1,936          1,923
     Other long-term assets (primarily prepaid
      pension asset)                               67             62
     Miscellaneous                                 66             50
                                               ------         ------
                                                2,069          2,035
                                               ------         ------
    Noncurrent assets:
     Nondeductible reserves and other
      liabilities                                (144)          (151)
     Tax benefit transfer receivable              (33)           (38)
     Alternative minimum tax credits              (38)           (75)
     Miscellaneous                                (13)           (46)
                                               ------         ------
                                                 (228)          (310)
                                               ------         ------
    Special income tax obligation and
     deferred income tax liabilities, net      $1,841         $1,725
                                               ======         ======

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

    Pension credits include the following components:

                                                       1995  1994  1993
                                                       ----  ----  ----
                                                        (In Millions)

    Service cost - benefits earned during the period   $  8  $  8  $  8
    Interest cost on projected benefit obligation        51    48    46
    Return on plan assets - actual                     (254)  (10) (124)
                          - deferred                    167   (77)   42
    Net amortization and deferral                       (15)  (15)  (15)
                                                       ----  ----  ----
                                                       $(43) $(46) $(43)
                                                       ====  ====  ====

    The funded status of the pension plans and the amounts reflected in the balance sheets are as follows:
                                                     1995          1994
                                                     ----          ----
                                                       (In Millions)
    Accumulated benefit obligation ($603 million
     and $526 million vested, respectively)         $  609        $ 530
                                                    ------        -----
    Market value of plan assets                      1,168          982
    Projected benefit obligation                      (726)        (594)
                                                    ------        -----
    Plan assets in excess of projected
      benefit obligation                               442          388
    Unrecognized prior service cost                     50           44
    Unrecognized transition net asset                 (120)        (139)
    Unrecognized net gain                             (157)        (117)
                                                    ------        -----
    Net prepaid pension cost                        $  215        $ 176
                                                    ======        =====

    The assumed weighted average discount rates used in 1995 and 1994 are 7.0% and 8.5%, respectively, and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation as of December 31, 1995 and 1994 is 6.0%. The expected long-term rate of return on plan assets (primarily equity securities) in 1995 and 1994 is 9.0%.

    Savings Plans
    -------------
    The Company and certain subsidiaries provide 401(k) savings plans for union and non-union employees. Under the Non-union ESOP, 100% of employee contributions are matched in the form of ESOP Stock for the first 6% of a participating employee's base pay. There is no Company match provision under the union employee plan. Savings plan expense was $4 million in 1995 and $5 million in 1994 and 1993.

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

    In conjunction with the formation of the holding company on July 1, 1993 (Note 2), each share of the Company's preferred stock, all of which were held by the Non-union ESOP, was automatically converted into one share of preferred stock of Conrail Inc. and the debt of the Non-union ESOP and the unearned ESOP compensation accounts were transferred to Conrail Inc. The promissory note receivable from the Non-union ESOP plus the accrued interest were reclassified by the Company to the stockholder's equity section of its balance sheet. Unearned ESOP compensation is now amortized and charged to the Company by Conrail Inc. as shares of ESOP Stock are allocated to participants. The number of allocated ESOP shares outstanding at December 31, 1995 was approximately 2.2 million shares. An amount equivalent to the preferred dividends declared on the ESOP Stock proportionally offsets compensation expense of the Company and interest expense of Conrail Inc. related to the Non-union ESOP.

    Conrail Inc. makes dividend payments at a rate of 7.51% on the ESOP Stock and the Company makes additional contributions in an aggregate amount sufficient to enable the Non-union ESOP to make the required interest and principal payments on its note.

    In 1994, the ESOP's promissory note to the Company was refinanced. As part of the refinancing, the interest rate was decreased to 8.0%, from the original 9.55%, and accrued interest of $21 million was capitalized as part of the principal balance of the promissory note.

    Interest expense incurred by the Non-union ESOP on its debt to the Company before the corporate reorganization on July 1, 1993 (Note 2) was $15 million in 1993. Compensation expense related to the Non-union ESOP was $10 million in 1995, 1994 and 1993. Preferred dividend payments to the Non-union ESOP by the Company prior to the corporate reorganization were $11 million in 1993. The Company received debt service payments from the Non-union ESOP of $31 million in 1995, $21 million in 1994, and $26 million in 1993.

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

    The following sets forth the plans' funded status reconciled with amounts reported in the Company's balance sheets:


                                            1995              1994
                                     -----------------  ------------------
                                                Life               Life
                                      Medical Insurance  Medical Insurance
                                       Plan     Plan      Plan     Plan
                                                (In Millions)
    Accumulated postretirement
     benefit obligation:
      Retirees                          $ 38       $19       $38      $15
      Fully eligible active plan
       participants                        5         1         3        1
      Other active plan participants                 5         1        4
                                         ---       ---       ---      ---
    Accumulated benefit obligation        43        25        42       20
    Market value of plan assets                     (7)                (6)
                                         ---       ---       ---      ---
    Accumulated benefit obligation
     in excess of plan assets             43        18        42       14
    Unrecognized gains and (losses)        1        (1)        1        3
    Accrued benefit cost recognized
     in the Consolidated Balance        ----      ----      ----     ----
     Sheet                               $44       $17       $43      $17
                                         ===       ===       ===      ===
    Net periodic postretirement
     benefit cost, primarily
     interest cost                       $ 4       $ 1       $ 4      $ 1
                                         ===       ===       ===      ===

     A 10 percent rate of increase in per capita costs of covered health care benefits was assumed for 1996, gradually decreasing to 6 percent by the year 2008. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1995 by $3 million and would have an immaterial effect on the service cost and interest cost components of net periodic postretirement benefit cost for 1995. Discount rates of 7.0% and 8.5% were used to determine the accumulated postretirement benefit obligations for both the medical and life insurance plans in 1995 and 1994, respectively. The assumed rate of compensation increase was 5.0% in both 1995 and 1994.

     Retiree medical benefits are funded by a combination of Company and retiree contributions. Retiree life insurance benefits are provided by insurance companies whose premiums are based on claims paid during the year.

10.  Capital Stock
     -------------
     The Company is authorized to issue 25 million shares of preferred stock with no par value. The Board of Directors has the authority to divide the preferred stock into series and to determine the rights and preferences of each.

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

     The activity and status of treasury stock for 1993 is as follows:

     Shares, beginning of year             3,690,002
       Acquired                              611,182
       Reclassified as authorized
        but unissued                         (43,800)
       Corporate reorganization (Note 2)  (4,257,384)
                                          ----------
     Shares, end of year                           -
                                          ==========

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

    Conrail Inc. has granted phantom shares and restricted stock under the non-union employee bonus plans to eligible employees of the Company who elect to defer all or a portion of their annual bonus in a given year. The number of shares granted depends on the length of the deferral period. Grants are made at the market price of Conrail Inc.'s common stock at the date of grant. Conrail Inc. has granted 87,529 shares and 317,028 shares of phantom and restricted stock, respectively, through the Company's non-union employee bonus plans through December 31, 1995. Conrail Inc. has also granted 68,896 performance shares under its 1991

    Long-Term Incentive Plan through December 31, 1995. Compensation expense related to these plans was $3 million in 1995.

    In May 1995, Conrail Inc.'s shareholders approved the Conrail Senior Executive Performance Plan (the "Plan") under which certain senior executive officers of the Company will be eligible to receive annual bonus awards, payable in cash or common stock, upon the satisfaction of certain performance criteria. No awards have been granted under the Plan as of December 31, 1995.

    The activity and status of stock options under the incentive plans follow:
                                    Non-qualified Stock Options
                                -----------------------------------
                                     Option Price            Shares
                                        Per Share      Under Option
                                -----------------      ------------
    Balance, January 1, 1993    $14.000 - $45.125         2,870,878
        Granted                 $49.375 - $60.500            73,027
        Exercised               $14.000 - $53.875          (928,822)
        Cancelled               $31.813 - $45.125           (48,762)
                                                      -------------
    Balance, December 31, 1993  $14.000 - $60.500         1,966,321
        Granted                 $52.188 - $66.938            23,988
        Exercised               $14.000 - $51.375          (507,450)
        Cancelled               $42.625 - $60.500          (118,904)
                                                      -------------
    Balance, December 31, 1994  $14.000 - $66.938         1,363,955
        Granted                 $50.688 - $68.563           516,757
        Exercised               $14.000 - $53.875          (200,940)
        Cancelled               $42.625 - $53.875          (123,560)
                                                      -------------
    Balance, December 31, 1995  $14.000 - $68.563         1,556,212
                                                      =============
    Exercisable,
       December 31, 1995        $14.000 - $57.875           799,476
                                                      =============
    Available for future grants
       December 31, 1994                                  1,678,293
                                                      =============
       December 31, 1995                                  1,188,193
                                                      =============

11.  1994 Early Retirement Program
     -----------------------------
     During the first quarter of 1994, the Company recorded a charge of $51 million (after tax benefits of $33 million) for a non-union employee voluntary early retirement program and related costs. The majority of the cost of the early retirement program is being paid from the Company's overfunded pension plan.

12.  Other Income, Net
     -----------------
                                    1995      1994    1993
                                    ----      ----    ----
                                         (In Millions)
       Interest income              $ 33      $ 34    $ 40
       Rental income                  57        53      56
       Property sales                 27        18      20
       Management fee                (21)      (21)    (11)
       Other, net                     15        17       9
                                    ----      ----    ----
                                    $111      $101    $114
                                    ====      ====    ====

13.  Commitments and Contingencies
     -----------------------------
     Environmental
     -------------
     The Company is subject to various federal, state and local laws and regulations regarding environmental matters. The Company is a party to various proceedings brought by both regulatory agencies and private parties under federal, state and local laws, including Superfund laws, and has also received inquiries from governmental agencies with respect to other potential environmental issues. At December 31, 1995, the Company has received, together with other companies, notices of its involvement as a potentially responsible party or requests for information under the Superfund laws with respect to cleanup and/or removal costs due to its status as an alleged transporter, generator or property owner at 130 locations. However, based on currently available information, the Company believes that it may have some potential responsibility at only 56 of these sites. Due to the number of parties involved at many of these sites, the wide range of costs of possible remediation alternatives, the changing technology and the length of time over which these matters develop, it is often not possible to estimate the Company's liability for the costs associated with the assessment and remediation of contaminated sites.

     Although the Company's operating results and liquidity could be significantly affected in any quarterly or annual reporting period if it were held principally liable in certain of these actions, at December 31, 1995, the Company had accrued $64 million, an amount it believes is sufficient to cover the probable liability and remediation costs that will be incurred at Superfund sites and other sites based on known information and using various estimating techniques. The Company believes the ultimate liability for these matters will not materially affect its consolidated financial condition.

     The Company spent $14 million in 1995, $8 million in 1994 and $7 million in 1993 for environmental remediation and related costs and anticipates spending approximately $10 million in 1996. In addition, the Company's capital expenditures for environmental control and abatement projects were approximately $6 million in 1995 and $5 million in 1994, and are anticipated to be approximately $8 million in 1996.

     The Environmental Quality Department is charged with promoting the Company's compliance with laws and regulations affecting the environment and instituting environmentally sound operating practices. The department monitors the status of the sites where the Company is alleged to have liability and continually reviews the information available and assesses the adequacy of the recorded liability.

     Non-union Voluntary Retirement and Separation Programs
     ------------------------------------------------------
     On February 21, 1996, the Board of Directors of Conrail Inc. approved a voluntary early retirement program and voluntary separation program for eligible members of the Company's non-union workforce with the goal of eliminating 900 non-union positions. Eligible employees have until April 23, 1996 to apply for the programs. In the event the 900 position goal is not achieved through the voluntary programs, the Company expects to obtain the additional reductions through non-voluntary separation programs.

     The costs of the programs are expected to be recorded in the second quarter of 1996, and are expected to have a material effect on the income statement in that quarter. The programs will not have a significant effect on the Company's cash position as the majority of the costs will be paid from the Company's overfunded pension plan (Note 9).

     Other
     -----
     The Company is involved in various legal actions, principally relating to occupational health claims, personal injuries, casualties, property damage and damage to lading. The Company has recorded liabilities on its balance sheet for amounts sufficient to cover the expected payments for such actions.

     The Company may be contingently liable for approximately $81 million at December 31, 1995 under indemnification provisions related to sales of tax benefits.

     The Company had an average of 22,631 employees in 1995, approximately 86% of whom are represented by 14 different labor organizations and are covered by 22 separate collective bargaining agreements. The Company was engaged in collective bargaining at December 31, 1995 with labor organizations representing approximately 84% of its labor force. The Company has reached an agreement with its employees represented by the Fraternal Order of Police and has reached a tentative agreement with its employees represented by the United Transportation Union through negotiations carried on by the National Carriers' Committee, of which the Company is a member.

     In October 1994, Locomotive Management Services, a general partnership of which the Company holds a fifty percent interest, issued approximately $96 million of Equipment Trust Certificates to fund 100% of the purchase price of 60 new locomotives. While the principal and interest payments on the certificates will be fully guaranteed by the Company, through a sharing agreement with its partner, the Company's portion of the guarantee is reduced to approximately $80 million.

14.  Condensed Quarterly Data (Unaudited)
     -----------------------------------

                                         First       Second      Third         Fourth
                                       ----------  ----------  -----------   ----------

                                       1995  1994  1995  1994   1995  1994   1995  1994
                                       ----  ----  ----  ----   ----  ----   ----  ----
                                                  ($ In Millions Except Per Share)
   Revenues                            $885  $843  $918  $949   $919   $943  $946  $981
   Income (loss) from operations        113   (33)  179   189    208    192   (45)  255
   Net income (loss)                     53   (33)  120   101    115    104   (32)  147
   Ratio of earnings to fixed charges  2.45x    -  3.48x 4.04x  4.07x  4.13x    -  4.76x


   As a result of a decrease in a state income tax rate enacted during the second quarter of 1995, income tax expense was reduced by $21 million representing the effects of adjusting deferred income taxes and the special income tax obligation for the rate decrease as required under SFAS 109 (Note 8). During the fourth quarter of 1995, an asset disposition charge reduced income from operations by $283 million and adversely affected the quarter's net income by $175 million (Note 3). After the asset disposition charge, earnings were insufficient by $62 million to cover fixed charges for the quarter.

   During the first quarter of 1994, the Company recorded a charge of $51 million (after tax benefits of $33 million) for a non-union employee voluntary retirement program and related costs (Note 11). After this one-time charge, earnings were insufficient by $55 million to cover fixed charges for the quarter.

Item 9.   Changes in and Disagreements with Accountants
------    ---------------------------------------------
          on Accounting and Financial Disclosure.
          --------------------------------------

          None.


                                 PART III


Item 10.  Directors and Executive Officers of the Registrant.
-------   --------------------------------------------------

          Information omitted in accordance with General Instruction
          J(2)(c).

Item 11.  Executive Compensation.
-------   ----------------------

          Information omitted in accordance with General Instruction
          J(2)(c).

Item 12.  Security Ownership of Certain Beneficial
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

Item 14.  Exhibits, Financial Statement
-------   -----------------------------
          Schedules, and Reports on Form 8-K.
          ----------------------------------

(a)  The following documents are filed as a part of this report:

     1.   Financial Statements:                                  Page

          Reports of Independent Accountants..................... 15
          Consolidated Statements of Income for each of the
               three years in the period ended December 31, 1995. 17 Consolidated Balance Sheets at December 31, 1995
               and 1994 ......................................... 18
          Consolidated Statements of Stockholder's
               Equity for each of the three years in the
               period ended December 31, 1995.................... 19
          Consolidated Statements of Cash Flows for each of
               the three years in the period ended
               December 31, 1995   .............................. 20
          Notes to Consolidated Financial Statements............. 21

     2.   Financial Statement Schedules:

          The following financial statement schedules should be read in connection with the financial statements listed in Item 14(a)1 above.

                  Index to Financial Statement Schedules
                  --------------------------------------
                                                                  Page

          Schedule II  -  Valuation and Qualifying Accounts       S-1

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

      3.1 Amended and Restated Articles of Incorporation of the Registrant filed as Exhibit 3.1 to the Registrant's Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

      3.2 Bylaws of the Registrant, filed as Exhibit 3.2 to the Registrant's Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

      3.3 Amendment to Bylaws of the Registrant, as of March 15, 1995, filed as Exhibit 3.3 to the Registrant's Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

      4.1 Form of Certificate of Common Stock, par value $1.00 per share, of the Registrant, filed as Exhibit 4.7 to the Registrant's Registration Statement on Form S-8 (No. 33-19155) and incorporated herein by reference.

      4.2 Form of Indenture between the Registrant and The First National Bank of Chicago, as Trustee, with respect to the issuance of up to $1.25 billion aggregate principal amount of the Registrant's debt securities, filed as Exhibit 4 to the Registrant's Registration Statement on Form S-3 (Registration No. 33-34040) and incorporated herein by reference.

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

     27       Financial Data Schedule.

(b)      Reports on Form 8-K.
         -------------------
         None.

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


                                        CONSOLIDATED RAIL CORPORATION


Date: March 20, 1996

                                        By /S/ David M. LeVan
                                        ---------------------
                                        David M. LeVan
                                        President and Chief Executive
                                        Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 20th day of March, 1996, by the following persons on behalf of Consolidated Rail Corporation and in the capacities indicated.

Signature                               Title

/S/ David M. LeVan
-------------------------------------   President and Chief Executive
David M. LeVan                          Officer and Director
                                        (Principal Executive Officer)

/S/ H. William Brown
-------------------------------------   Senior Vice President - Finance
H. William Brown                        and Administration
                                        (Principal Financial Officer)

/S/ Donald W. Mattson
-------------------------------------   Vice President - Controller
Donald W. Mattson                       (Principal Accounting Officer)

/S/ James A. Hagen
-------------------------------------   Chairman of the Board of
James A. Hagen                          Directors

/S/ H. Furlong Baldwin
-------------------------------------   Director
H. Furlong Baldwin

/S/ Claude S. Brinegar
------------------------------------    Director
Claude S. Brinegar


------------------------------------    Director
Daniel B. Burke

/S/ Kathleen Foley Feldstein
-----------------------------------     Director
Kathleen Foley Feldstein

/S/ Roger S. Hillas
-----------------------------------     Director
Roger S. Hillas

/S/ E. Bradley Jones
----------------------------------      Director
E. Bradley Jones

/S/ David B. Lewis
----------------------------------      Director
David B. Lewis

/S/ John C. Marous
----------------------------------      Director
John C. Marous

/S/ Raymond T. Schuler
----------------------------------      Director
Raymond T. Schuler


----------------------------------      Director
David H. Swanson

                                    E-1
                               EXHIBIT INDEX


Exhibit No.
----------


12        Computation of the ratio of earnings to fixed charges

23.1      Consent of Independent Accountants

23.2      Consent of Independent Accountants

27        Financial Data Schedule


Exhibits 2, 3.1, 3.2, 3.3, 4.1, 4.2, 10.1, 10.2 and 10.3 are incorporated herein by reference. Powers of attorney with respect to amendments to this Annual Report are contained on page 44.