Form 10-Q
period 1996-03-31
CONSOLIDATED RAIL CORP /PA/
filed 1996-05-13
CIK 810765

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                               FORM 10-Q

(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996
    or                                                  --------------

( ) Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from        to
                                                        ------    ------
Commission file number  1-9064
                        ------

                         CONSOLIDATED RAIL CORPORATION
    --------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

            Pennsylvania                               23-1989084
  -------------------------------             ----------------------------
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                   Identification No.)

           2001 Market Street, Philadelphia, Pennsylvania 19101
 ----------------------------------------------------------------------------
               (Address of principal executive offices)
                              (Zip Code)

                            (215) 209-4000
 ---------------------------------------------------------------------------
         (Registrant's telephone number, including area code)

 ---------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

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

Number of shares of common stock outstanding (as of April 30, 1996)
100*

Registrant meets the conditions set forth in general instructions
H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

* Consolidated Rail Corporation is a wholly-owned subsidiary of Conrail Inc. (CRR).

                     CONSOLIDATED RAIL CORPORATION


                                 INDEX





                                                            Page Number
    PART I.   FINANCIAL INFORMATION                         -----------

              Item 1.  Financial Statements:

                       Condensed Consolidated Statements
                       of Income - Quarters ended
                       March 31, 1996 and 1995                   3

                       Condensed Consolidated Balance
                       Sheets - March 31, 1996 and
                       December 31, 1995                         4

                       Condensed Consolidated Statements
                       of Cash Flows - Quarters ended
                       March 31, 1996 and 1995                   5

                       Notes to Condensed Consolidated
                       Financial Statements                      6

                       Report of Independent Accountants         7

             Item 2.   Management's Analysis of Results
                       of Operations                             8

    PART II.  OTHER INFORMATION

              Item 6.  Exhibits and Reports on Form 8-K         10

    SIGNATURES                                                  11

                     PART I. FINANCIAL INFORMATION
                     CONSOLIDATED RAIL CORPORATION

 Item 1.  Financial Statements.
          --------------------

              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)
[CAPTION]

 ($ In Millions)
                                              Quarters ended
                                                 March 31,
                                              ---------------
                                               1996      1995
                                              -----     -----
[S]                                           [C]       [C]
 Revenues                                     $ 884     $ 885
                                              -----     -----
 Operating expenses
   Way and structures                           140       134
   Equipment                                    219       202
   Transportation                               358       340
   General and administrative                    99        96
                                              -----     -----
     Total operating expenses                   816       772
                                              -----     -----

 Income from operations                          68       113

 Interest expense                               (44)      (46)

 Other income, net                               23        25
                                              -----     -----
Income before income taxes                       47        92

Income taxes                                     18        39
                                              -----     -----
Net income                                    $  29     $  53
                                              =====     =====

Ratio of earnings to fixed charges             1.73x     2.45x


See accompanying notes.

                     CONSOLIDATED RAIL CORPORATION
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

[CAPTION]
   ($ In Millions)                               March 31,  December 31,
                                                    1996         1995
                                                 ---------  ------------
[S]                                              [C]           [C]
         ASSETS
 Current assets
   Cash and cash equivalents                     $   13        $   58
   Accounts receivable                              680           624
   Deferred tax assets                              327           325
   Material and supplies                            157           158
   Other current assets                              28            26
                                                 ------        ------
         Total current assets                     1,205         1,191
   Property and equipment, net                    6,383         6,408
   Other assets                                     813           788
                                                 ------        ------
         Total assets                            $8,401        $8,387
                                                 ======        ======

         LIABILITIES AND STOCKHOLDER'S EQUITY
 Current liabilities
   Short-term borrowings                            134            89
   Current maturities of long-term debt             150           181
   Accounts payable                                 190           126
   Wages and employee benefits                      172           182
   Casualty reserves                                108           107
   Accrued and other current liabilities            512           492
                                                 ------        ------
         Total current liabilities                1,266         1,177

   Long-term debt                                 1,873         1,911
   Casualty reserves                                215           217
   Deferred income taxes                          1,436         1,401
   Special income tax obligation                    417           440
   Other liabilities                                295           312
                                                 ------        ------
         Total liabilities                        5,502         5,458
                                                 ------        ------

   Stockholder's equity
   Preferred stock
   Common stock
   Additional paid-in capital                     2,132         2,130
   Note receivable from ESOP                       (304)         (305)
   Retained earnings                              1,071         1,104
                                                 ------        ------
   Total stockholder's equity                     2,899         2,929
                                                 ------        ------
   Total liabilities and
   stockholder's equity                          $8,401        $8,387
                                                 ======        ======


   See accompanying notes.

                     CONSOLIDATED RAIL CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
[CAPTION]
                              (Unaudited)



 ($ In Millions)
                                              Quarters ended
                                                 March 31,
                                              ---------------
                                               1996      1995
                                              -----     -----
[S]                                           [C]       [C]
 Cash flows from operating activities         $  99     $ 112
                                              -----     -----

 Cash flows from investing activities
   Property and equipment acquisitions          (18)      (85)
   Other                                        (17)      (40)
                                              -----     -----

      Net cash used in investing activities     (35)     (125)
                                              -----     -----

 Cash flows from financing activities
   Net proceeds from short-term borrowings       45        67
   Payment of long-term debt                    (97)      (22)
   Dividends paid on common stock               (62)      (50)
   Other                                          5        10
                                              -----     -----
 Net cash provided by (used in) financing
  activities                                   (109)        5
                                              -----     -----

 Decrease in cash and cash equivalents          (45)       (8)

 Cash and cash equivalents
   Beginning of period                           58        31
                                              -----     -----

   End of period                              $  13     $  23
                                              =====     =====



 See accompanying notes.

                     CONSOLIDATED RAIL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              (Unaudited)



      1. The unaudited financial statements contained herein present the consolidated financial position of Consolidated Rail Corporation (the "Company") as of March 31, 1996 and
     December 31, 1995, and the consolidated results of operations and cash flows for the three-month periods ended March 31, 1996 and 1995. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the results for the interim periods included.

     The rules and regulations of the Securities and Exchange Commission permit certain information and footnote disclosures, ordinarily required by generally accepted accounting principles, to be condensed or omitted from interim financial reports. Accordingly, the financial statements included herein should be read in conjunction with the audited financial statements and notes for the year ended December 31, 1995, presented in the Company's Annual Report on Form 10-K.

      2. On February 21, 1996, the Board of Directors approved a voluntary early retirement program and voluntary separation program for eligible members of the non-union workforce. Eligible employees had until April 23, 1996 to apply for the programs. A total of 879 applications have been accepted under both programs. The Company estimates that the costs of the programs will be approximately $100 million and will be recorded in the second quarter of 1996. The majority of the costs of these programs will be paid from the Company's overfunded pension plan.

      3. Information regarding contingent liabilities and litigation was included in Note 13 to Consolidated Financial Statements and
     Part I, Item 3 - Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. There have been no material developments with respect to these matters during the first three months of 1996, except as disclosed in the Annual Report on Form 10-K or elsewhere herein.

                   REPORT OF INDEPENDENT ACCOUNTANTS


    The Stockholder and Board of Directors of
    Consolidated Rail Corporation

    We have reviewed the accompanying condensed consolidated balance sheet of Consolidated Rail Corporation and its subsidiaries (the "Company") as of March 31, 1996 and the related condensed consolidated statements of income and cash flows for the three months ended March 31, 1996 and March 31, 1995. This financial information is the responsibility of the Company's management.

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

    We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1995, and the related consolidated statements of income, of stockholder's equity and of cash flows for the year then ended (not presented herein), and in our report dated January 22, 1996, except as to paragraphs five and six of Note 13 to the consolidated financial statements which are as of February 21, 1996, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph describing the Company's change in methods of accounting for income taxes and postretirement benefits other than pensions in 1993. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



    PRICE WATERHOUSE LLP
    Thirty South Seventeenth Street
    Philadelphia, PA 19103

    April 17, 1996

                     CONSOLIDATED RAIL CORPORATION


    Item 2.  Management's Analysis of Results of Operations
             ----------------------------------------------

    Results of Operations
    ---------------------

    First Quarter 1996 compared with First Quarter 1995
    ---------------------------------------------------

    Net income for the first quarter of 1996 was $29 million compared with net income for the first quarter of 1995 of $53 million.

    Operating revenues (primarily freight and line-haul revenues, but also including switching, demurrage and incidental revenues) decreased $1 million, or .1%, from $885 million in the first quarter of 1995 to $884 million in the first quarter of 1996. A 2.7% decrease in traffic volume in units (freight cars and intermodal trailers and containers) resulted in a $23 million decrease in revenues. Average revenue per unit increased for the quarter, resulting from increases in average rates, $22 million, partially offset by an unfavorable traffic mix, $6 million. Other revenues increased $6 million.

    Operating expenses increased $44 million, or 5.7%, from $772 million in the first quarter of 1995 to $816 million in the first quarter of 1996. The following table sets forth the operating expenses for the two periods:

                                    First Quarter
                                    -------------
                                                     Increase
    ($ In Millions)                 1996     1995   (Decrease)
                                    ----     ----   ----------
    Compensation and benefits       $343     $332       $11
    Fuel                              50       46         4
    Material and supplies             60       56         4
    Equipment rents                   98       85        13
    Depreciation and amortization     71       73        (2)
    Casualties and insurance          48       40         8
    Other                            146      140         6
                                    ----     ----       ---
                                    $816     $772       $44
                                    ====     ====       ===

    Compensation and benefits as a percent of revenues was 38.8% in the first quarter of 1996 as compared with 37.5% in the first quarter of 1995. The increased labor costs of $11 million, or 3.3%, were primarily a result of increased wage rates, increased train crew costs and the overtime caused by the adverse weather conditions experienced during the quarter, which were partially offset by fewer employees in the first quarter of 1996.

    Fuel costs increased $4 million, or 8.7%, as a result of higher average fuel prices during the first quarter of 1996 as compared with the same quarter of 1995, and these higher prices are expected to continue in 1996.

    The increase of $13 million, or 15.3%, in equipment rents was primarily caused by the declines in equipment utilization reflecting the adverse weather conditions experienced during the quarter, as well as a decrease in locomotives temporarily leased to other railroads.

    Casualties and insurance costs increased $8 million, or 20.0%, primarily due to an increase in the cost and number of occupational health claims and to damage to equipment and property owned by others resulting from several derailments during the quarter. Employee injuries were about the same in both quarters.

    The Company's operating ratio (operating expenses as a percent of revenues) was 92.3% for the first quarter of 1996 compared with 87.2% for the first quarter of 1995.

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


                                    CONSOLIDATED RAIL CORPORATION
                                    Registrant





                                    /s/ Bruce B. Wilson
                                    ---------------------------
                                    Bruce B. Wilson
                                    Senior Vice President - Law



                                    /s/ Timothy T. O'Toole
                                    -------------------------------
                                    Timothy T. O'Toole
                                    Senior Vice President - Finance
                                    (Principal Financial Officer)


    Date: May 13, 1996

                             EXHIBIT INDEX
                             -------------


    Exhibit
      No.
    -------


      12        Computations of the ratio of
                earnings to fixed charges.

      15        Letter re unaudited interim
                financial information from
                Price Waterhouse LLP.

      27        Financial data schedule.