Form 10-Q
period 1996-06-30
CONSOLIDATED RAIL CORP /PA/
filed 1996-08-05
CIK 810765

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                                FORM 10-Q

 (X)Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996
                                                        -------------
    or
 ( )Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from       to
                                                        -----    ------

Commission file number  1-9064
                        ------

                    CONSOLIDATED RAIL CORPORATION
          ----------------------------------------------------
         (Exact name of registrant as specified in its charter)

            Pennsylvania                           23-1989084
- -----------------------------------     ------------------------------
  (State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization)              Identification No.)

           2001 Market Street, Philadelphia, Pennsylvania 19101
- -----------------------------------------------------------------------
                (Address of principal executive offices)
                               (Zip Code)

                            (215) 209-4000
- ----------------------------------------------------------------------
          (Registrant's telephone number, including area code)


- ----------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

Number of shares of common stock outstanding (as of July 31, 1996)
100*

Registrant meets the conditions set forth in general instructions H(1)
(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

* Consolidated Rail Corporation is a wholly-owned subsidiary of Conrail Inc. (CRR).

                      CONSOLIDATED RAIL CORPORATION



                                  INDEX





                                                        Page Number
                                                        ------------

   PART I.  FINANCIAL INFORMATION

           Item 1.  Financial Statements:

                    Condensed Consolidated Statements
                    of Income - Quarters and six months
                    ended June 30, 1996 and 1995             3

                    Condensed Consolidated Balance
                    Sheets - June 30, 1996 and
                    December 31, 1995                        4

                    Condensed Consolidated Statements
                    of Cash Flows - Six months ended
                    June 30, 1996 and 1995                   5

                    Notes to Condensed Consolidated
                    Financial Statements                     6

                    Report of Independent Accountants        8

           Item 2. Management's Analysis of Results
                   of Operations                             9

   PART II.         OTHER INFORMATION

           Item 1.  Legal Proceedings                       11

           Item 6.  Exhibits and Reports on Form 8-K        12


   SIGNATURES                                               13

                      PART I. FINANCIAL INFORMATION
                      CONSOLIDATED RAIL CORPORATION

Item 1.  Financial Statements.
         --------------------

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)
[CAPTION]

($ In Millions)

                                        Quarters Ended    Six Months Ended
                                           June 30,           June 30,
                                        --------------    ----------------
                                        1996      1995     1996      1995
                                        ----      ----    ------    ------
[S]                                     [C]       [C]     [C]       [C]
Revenues                                $943      $918    $1,827    $1,803

Operating expenses
  Way and structures                     119       118       259       252
  Equipment                              200       186       419       388
  Transportation                         350       327       708       667
  General and administrative              85       108       184       204
  Voluntary separation programs          135                 135
                                        ----      ----    ------    ------
    Total operating expenses             889       739     1,705     1,511
                                        ----      ----    ------    ------
Income from operations                    54       179       122       292

Interest expense                         (44)      (48)      (88)      (94)

Other income, net                         24        32        47        57
                                        ----      ----    ------    ------
Income before income taxes                34       163        81       255

Income taxes                              11        43        29        82
                                        ----      ----    ------    ------
Net income                              $ 23      $120    $   52    $  173
                                        ====      ====    ======    ======

Ratio of earnings to fixed charges       1.54x     3.48x    1.64x     2.98x



See accompanying notes.

                      CONSOLIDATED RAIL CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)

[CAPTION]
  ($ In Millions)                             June 30,    December 31,
                                                1996          1995
                                              --------    ------------
[S]                                           [C]            [C]
         ASSETS
  Current assets
    Cash and cash equivalents                 $   15         $   58
    Accounts receivable                          681            624
    Deferred tax assets                          329            325
    Material and supplies                        156            158
    Other current assets                          33             26
                                              ------         ------
         Total current assets                  1,214          1,191

  Property and equipment, net                  6,445          6,408
  Other assets                                   649            788
                                              ------         ------
         Total assets                         $8,308         $8,387
                                              ======         ======

         LIABILITIES AND STOCKHOLDER'S EQUITY
  Current liabilities
    Short-term borrowings                         35             89
    Current maturities of long-term debt         156            181
    Accounts payable                             174            126
    Wages and employee benefits                  192            182
    Casualty reserves                            111            107
    Accrued and other current liabilities        563            492
                                              ------         ------
         Total current liabilities             1,231          1,177

  Long-term debt                               1,887          1,911
  Casualty reserves                              213            217
  Deferred income taxes                        1,415          1,401
  Special income tax obligation                  393            440
  Other liabilities                              321            312
                                              ------         ------
         Total liabilities                     5,460          5,458
                                              ------         ------
  Stockholder's equity
    Preferred stock
    Common stock
    Additional paid-in capital                 2,133          2,130
    Note receivable from ESOP                   (301)          (305)
    Retained earnings                          1,016          1,104
                                              ------         ------
         Total stockholder's equity            2,848          2,929
                                              ------         ------
         Total liabilities and
          stockholder's equity                $8,308         $8,387
                                              ======         ======

  See accompanying notes.

                      CONSOLIDATED RAIL CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
[CAPTION]

($ In Millions)
                                                    Six Months Ended
                                                        June 30,
                                                    ----------------
                                                     1996       1995
                                                    -----      -----
[S]                                                 [C]        [C]
Cash flows from operating activities                $ 305      $ 277
                                                    -----      -----
Cash flows from investing activities
  Property and equipment acquisitions                (117)      (224)
  Payments for capital lease buyouts                  (17)       (56)
  Other                                               (11)       (39)
                                                    -----      -----
      Net cash used in investing activities          (145)      (319)
                                                    -----      -----
Cash flows from financing activities
  Net proceeds from (reductions in)
    short-term borrowings                             (54)       102
  Loans from and redemptions of insurance policies     95
  Proceeds from long-term debt                                    85
  Payment of long-term debt                          (109)       (53)
  Dividends paid on common stock                     (141)      (102)
  Other                                                 6         13
                                                    -----      -----
      Net cash provided by (used in) financing
       activities                                    (203)        45
                                                    -----      -----

Increase (decrease) in cash and cash equivalents      (43)         3

Cash and cash equivalents
  Beginning of period                                  58         31
                                                    -----      -----

  End of period                                     $  15      $  34
                                                    =====      =====



See accompanying notes.

                      CONSOLIDATED RAIL CORPORATION

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               (Unaudited)


1. The unaudited financial statements contained herein present the consolidated financial position of Consolidated Rail Corporation (the "Company") as of June 30, 1996 and December 31, 1995, the consolidated results of operations for the three and six-month periods ending
June 30, 1996 and 1995 and the consolidated cash flows for the six-month periods ended June 30, 1996 and 1995. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments and the voluntary separations charge mentioned in
Note 2, necessary to present fairly the results for the interim periods included.

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

2. During the second quarter of 1996, the Company recorded a charge of $135 million (before tax benefits of $52 million) consisting of termination benefits to be paid to non-union employees participating in the voluntary retirement and separation programs ("voluntary separation programs") of $102 million and losses on long-term non-cancellable leases for office space no longer required as a result of the reductions in the Company's workforce. The charge increased from the Company's original estimate in May 1996 of approximately $100 million, primarily due to changes in estimates related to losses on the long-term leases.
A total of 879 applications were accepted from eligible employees under both programs. Approximately $90 million of the termination benefits to be paid under the voluntary separation programs will be paid from the Company's overfunded pension plan.

3. As a result of a decrease in a state income tax rate enacted during the second quarter of 1995, income tax expense for the quarter and six months ended June 30, 1995 was reduced by $21 million representing the effects of adjusting deferred income taxes and the special income tax obligation for the rate decrease as required under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

4. In April 1996, the Company issued $50 million of Pass-Through Certificates at a rate of 6.96% to finance equipment. Although the certificates are not direct obligations of, or guaranteed by the Company, amounts payable under two related capital leases will be sufficient to pay principal and interest on the certificates.

In July 1996, the Company issued $26 million of 1996 Equipment Trust Certificates, Series A, with interest rates ranging from 6.0% to 7.48%, maturing annually from 1997 to 2011. The certificates were used to finance approximately 85% of the total purchase price of twenty locomotives.

5. In June 1996, the Company borrowed $69 million against the cash surrender value of its company-owned life insurance policies which it maintains on certain of its non-union employees. The Company also redeemed the remaining excess cash surrender value of $26 million.

6. Information regarding contingent liabilities and litigation was included in Note 13 to Consolidated Financial Statements and Part I,
Item 3 - Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Material developments with respect to these and other matters are discussed in "Other Matters" in the Management's Analysis of Results of Operations and Part II, Item I - Legal Proceedings in this Form 10-Q.

                    REPORT OF INDEPENDENT ACCOUNTANTS


The Stockholder and Board of Directors of
Consolidated Rail Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Consolidated Rail Corporation and its subsidiaries (the "Company") as of June 30, 1996 and the related condensed consolidated statements of income for the three and six months ended June 30, 1996 and June 30, 1995 and the condensed consolidated statements of cash flows for the six months ended June 30, 1996 and June 30, 1995. This financial information is the responsibility of the Company's management.

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

July 17, 1996

                      CONSOLIDATED RAIL CORPORATION

Item 2.  Management's Analysis of Results of Operations
        -----------------------------------------------

Results of Operations
- ---------------------

First Six Months of 1996 compared with First Six Months of 1995
- ---------------------------------------------------------------

Net income for the first six months of 1996 was $52 million and included the one-time charge of $83 million (net of tax benefits of $52 million) related to voluntary separation programs (see Note 2 to the Condensed Consolidated Financial Statements). Net income for the first six months of 1995 was $173 million and includes recognition of a $21 million tax benefit related to a decrease in a state income tax rate enacted during the second quarter (see Note 3 to the Condensed Consolidated Financial Statements).

Operating revenues increased $24 million, or 1.3%, to $1,827 million for the first six months of 1996 from $1,803 million for the first six months of 1995. A .3% decrease in traffic volume resulted in $4 million lower revenues. Average revenue per unit increased revenues by $21 million for the period, with higher average rates providing $27 million, while an unfavorable traffic mix caused a $6 million decrease. Other revenues increased $7 million.

Operating expenses increased $194 million, or 12.8%, to $1,705 million in the first six months of 1996, from $1,511 million in the first six months of 1995. The following table sets forth the operating expenses for the two periods:



                                      First Six Months
                                      ----------------
                                                         Increase
   ($ In Millions)                     1996     1995    (Decrease)
                                      ------   ------    --------

   Compensation and benefits          $  652   $  653     $  (1)
   Fuel                                  102       87        15
   Material and supplies                 106       99         7
   Equipment rents                       193      168        25
   Depreciation and amortization         141      146        (5)
   Casualties and insurance               94       78        16
   Other                                 282      280         2
   Voluntary separation programs         135                135
                                      ------   ------     -----
                                      $1,705   $1,511     $ 194
                                      ======   ======     =====


Compensation and benefits as a percent of revenues was 35.7% in the first six months of 1996 as compared with 36.2% in the first six months of 1995. Reductions in employment levels were essentially offset by increased wage costs, increased train crew costs and overtime caused by adverse weather conditions experienced during the first quarter of 1996.

Fuel costs increased $15 million, or 17.2%, due in the most part to higher fuel prices, which are expected to be lower than current levels in the second half of 1996, but higher than those in the second half of 1995.

Equipment rents increased $25 million, or 14.9%, primarily as a result of declines in equipment utilization, increased car hire rates and a decrease in locomotives temporarily leased to other railroads in the first quarter of 1996.

Casualties and insurance costs increased $16 million, or 20.5%, primarily due to an increase in the cost and number of occupational health claims, the cost to settle employee injury and road crossing accident claims, and damage to equipment and property owned by others from several derailments in the first quarter of 1996.

The Company's operating ratio was 93.3% for the first six months of 1996, compared with 83.8% for the first six months of 1995. Without the $135 million one-time charge for the voluntary separation programs, the operating ratio for the first six months of 1996 would have been 85.9%.

The Company's effective income tax rate for the first six months of 1996 was 35.8% compared with 32.2% for the same period of 1995. The increase is primarily related to a $21 million reduction in income taxes as a result of a decrease in a state income tax rate which was enacted during the second quarter of 1995 (see Note 3 to the Condensed Consolidated Financial Statements).

Other Matters
- --------------
The Company has recently received three adverse jury verdicts related to railroad crossing accidents in Ohio that include significant punitive damage awards that collectively approximate $40 million. The Company believes the punitive damage awards in the referenced cases are improper and that it has meritorious defenses and plans to appeal. The Company is not presently able to reasonably estimate the ultimate outcome of these cases, and accordingly, no expense for such awards has been recorded as of June 30, 1996.

The Company has reached tentative labor agreements with approximately 70% of its unionized work force. Certain of these agreements, which were the product of national bargaining, are subject to industry-wide ratification by the union membership.
The Company expects that these agreements ultimately will be ratified; however, in the event the agreements are not ratified, the union membership would be free to strike, which could severely curtail or shut down the operations of the railroads that are the subject of the strike.

Except for the historical information contained herein, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that may cause actual results to differ, including but not limited to the effect of economic conditions, competition, regulation and weather on the Company's operations, customers, service and prices, and other factors discussed elsewhere in this report and, from time to time, in other reports filed with the Securities and Exchange Commission.

                      PART II.   OTHER INFORMATION

                      CONSOLIDATED RAIL CORPORATION


Item 1.   Legal Proceedings.
          -----------------

Punitive Damage Awards in Ohio Crossing Accident Cases

The Company has recently received adverse jury verdicts in three separate crossing accident cases in Ohio: Garrett and Gollihue v Consolidated Rail Corp.; Wightman v Consolidated Rail Corp.; and Moore, et al. v Consolidated Rail Corp. In each case, the jury awarded substantial punitive damages in connection with property damage resulting from the accidents. Collectively, the total punitive damage awards total more than $40 million, based on property damage that totals less than $5,000. The Company believes that, ultimately, these awards should not be sustainable due to their failure to bear a reasonable relationship to the amount of physical property damage involved, and plans to appeal. Ohio law prohibits the award of punitive damages in connection with a wrongful death action.

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


                                        CONSOLIDATED RAIL CORPORATION
                                        Registrant




                                        /S/ Bruce B. Wilson
                                        -------------------------------
                                        Bruce B. Wilson
                                        Senior Vice President - Law



                                        /S/ Timothy T. O'Toole
                                        -------------------------------
                                        Timothy T. O'Toole
                                        Senior Vice President - Finance
                                        (Principal Financial Officer)



Date:  August 5, 1996

                              EXHIBIT INDEX
                              -------------

Exhibit
  No.
- -------

  12 Computations of the ratio of earnings to fixed charges.


  15      Letter re unaudited interim financial
          information from Price Waterhouse LLP.


  27      Financial data schedule.