Form 10-Q
period 1996-09-30
CONSOLIDATED RAIL CORP /PA/
filed 1996-11-14
CIK 810765

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996

( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____

Commission file number 1-9064

                   CONSOLIDATED RAIL CORPORATION

      (Exact name of registrant as specified in its charter)

             Pennsylvania                         23-1989084

 (State or other jurisdiction of              (I.R.S. Employer
  incorporation or organization)             Identification No.)

       2001 Market Street, Philadelphia, Pennsylvania 19101

             (Address of principal executive offices)
                            (Zip Code)

                          (215) 209-4000

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

Number of shares of common stock outstanding (as of October 31, 1996) 100*

Registrant meets the conditions set forth in general instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

* Consolidated Rail Corporation is a wholly-owned subsidiary of Conrail Inc. (CRR).

                   CONSOLIDATED RAIL CORPORATION



                               INDEX





                                                        Page Number

PART I.  FINANCIAL INFORMATION

           Item 1.   Financial Statements:

                Condensed Consolidated Statements
                of Income - Quarters and nine months
                ended September 30, 1996 and 1995                 3

                Condensed Consolidated Balance
                Sheets - September 30, 1996 and
                December 31, 1995                                 4

                Condensed Consolidated Statements
                of Cash Flows - Nine months ended
                September 30, 1996 and 1995                       5

                Notes to Condensed Consolidated
                Financial Statements                              6

                Report of Independent Accountants                 8

           Item 2.   Management's Analysis of Results
                      of Operations                               9

PART II. OTHER INFORMATION

           Item 6.   Exhibits and Reports on Form 8-K            11

SIGNATURES                                                       12

                   PART I. FINANCIAL INFORMATION
                   CONSOLIDATED RAIL CORPORATION


Item 1.  Financial Statements.


            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            (Unaudited)

($ In Millions)


                                 Quarters Ended        Nine Months Ended
                                  September 30,          September 30,

                                1996        1995       1996        1995
                                ----        ----       ----        ----

Revenues                        $ 923       $ 919      $2,750      $2,722

Operating expenses

  Way and structures              106         116         365         368

  Equipment                       195         188         614         576

  Transportation                  323         316       1,031         983

  General and administrative       65          91         249         295

  Voluntary separation
  programs                                                135
                                 ----        -----      ------       -----

    Total operating expenses      689          711      2,394        2,222
                                 ----        -----      ------       -----

Income from operations            234          208        356          500

Interest expense                  (43)         (46)      (131)        (140)

Other income, net                  21           20         68           77
                                 -----       -----      ------       ------

Income before income taxes        212          182        293           437

Income taxes                       75           67        104           149
                                 ------      ------     ------       ------

Net income                      $ 137        $ 115      $ 189        $  288
                                 ======      =======    ======       =======

Ratio of earnings to fixed
charges                          4.76x        4.07x      2.64x         3.33x



See accompanying notes.

                     CONSOLIDATED RAIL CORPORATION
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

($ in millions)
                                         September 30,   December 31,
                                             1996           1995
                                            ------         -----

ASSETS
Current assets
  Cash and cash equivalents                 $  20           $ 58
  Accounts receivable                         670            624
  Deferred tax assets                         329            325
  Material and supplies                       144            158
  Other current assets                         28             26
                                             ----           ----
    Total current assets                    1,191          1,191
Property and equipment, net                 6,494          6,408
Other assets                                  670            788
                                            -----          -----
    Total assets                          $ 8,355        $ 8,387
                                           =======        =======
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Short-term borrowings                        65             89
  Current maturities of long-term debt        138            181
  Accounts payable                            180            126
  Wages and employee benefits                 188            182
  Casualty reserves                           123            107
  Accrued and other current liabilities       573            492
                                            -----          -----
    Total current liabilities               1,267          1,177
Long-term debt                              1,891          1,911
Casualty reserves                             204            217
Deferred income taxes                       1,426          1,401
Special income tax obligation                 369            440
Other liabilities                             309            312
                                            -----          -----
    Total liabilities                       5,466          5,458
                                            -------        ------
Stockholder's equity
  Preferred stock
  Common stock
  Additional paid-in capital                2,134          2,130
  Note receivable from ESOP                  (297)          (305)
  Retained earnings                         1,052          1,104
                                           -------        -------
    Total stockholder's equity              2,889          2,929
                                           -------        -------
    Total liabilities and stockholder's
      equity                              $ 8,355        $ 8,387
                                           =======        =======


See accompanying notes.

                     CONSOLIDATED RAIL CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

($ in millions)

                                                   Nine Months Ended
                                                     September 30,
                                                     1996       1995


Cash flows from operating activities                $ 502       $ 481
                                                     ----        ----
Cash flows from investing activities
  Property and equipment acquisitions                (233)       (327)
  Payments for capital lease buyouts                  (20)        (26)
  Other                                               (10)        (29)
                                                     -----       -----
    Net cash used in investing activities            (263)       (382)
                                                    ------      ------
Cash flows from financing activities
  Net proceeds from (reductions in) short-term
    borrowings                                        (24)         62
  Loans from and redemptions of insurance
    policies                                           95
  Proceeds from long-term debt                         26          85
  Payment of long-term debt                          (153)        (75)
  Dividends paid on common stock                     (241)       (157)
  Other                                                20          23
                                                     -----       -----

    Net cash used in financing activities            (277)        (62)
                                                     ------      -----

Increase (decrease) in cash and cash equivalents      (38)         37

Cash and cash equivalents
  Beginning of period                                  58          31
                                                     ------      -----
  End of period                                      $ 20        $ 68
                                                     ======      ======


See accompanying notes.

                     CONSOLIDATED RAIL CORPORATION

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              (Unaudited)


1. The unaudited financial statements contained herein present the consolidated financial position of Consolidated Rail Corporation (the "Company") as of September 30, 1996 and
December 31, 1995, the consolidated results of operations for the three and nine-month periods ending September 30, 1996 and 1995 and the consolidated cash flows for the nine-month periods ended September 30, 1996 and 1995. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments and the voluntary separations charge mentioned in Note 2, necessary to present fairly the results for the interim periods included.

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

6. Information regarding contingent liabilities and litigation was included in Note 13 to Consolidated Financial Statements and
Part I, Item 3 - Legal Proceedings in the Company's Annual
Report on Form 10-K for the year ended December 31, 1995. Material developments with respect to these and other matters are discussed in "Other Matters" in the Management's Analysis of Results of Operations.

                   REPORT OF INDEPENDENT ACCOUNTANTS


The Stockholder and Board of Directors of
Consolidated Rail Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Consolidated Rail Corporation and its subsidiaries (the "Company") as of September 30, 1996 and the related condensed consolidated statements of income for the three and nine-month periods ended September 30, 1996 and September 30, 1995 and the condensed consolidated statements of cash flows for the nine months ended September 30, 1996 and September 30, 1995. This financial information is the responsibility of the Company's management.

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


PRICE WATERHOUSE LLP
Thirty South Seventeenth Street
Philadelphia, PA 19103

October 16, 1996

                     CONSOLIDATED RAIL CORPORATION

Item 2.  Management's Analysis of Results of Operations

Results of Operations

First Nine Months of 1996 compared with First Nine Months of 1995

Net income for the first nine months of 1996 was $189 million and included the one-time charge of $83 million (net of tax benefits of $52 million) related to voluntary separation programs (see Note 2 to the Condensed Consolidated Financial Statements). Net income for the first nine months of 1995 was $288 million and includes recognition of a $21 million tax benefit related to a decrease in a state income tax rate enacted during the second quarter (see Note 3 to the Condensed Consolidated Financial Statements).

Operating revenues increased $28 million, or 1.0%, to $2,750 million for the first nine months of 1996 from $2,722 million for the first nine months of 1995. A 1.3% increase in traffic volume resulted in a $32 million increase in revenues. Average revenue per unit decreased revenues by $4 million for the period, with an unfavorable traffic mix causing a $20 million decrease, partially offset by higher average rates providing $16 million. Other revenues were unchanged.

Operating expenses increased $172 million, or 7.7%, to $2,394 million in the first nine months of 1996, from $2,222 million in the first nine months of 1995. The following table sets forth the operating expenses for the two periods:


                                          First Nine Months
                                                         Increase
                                    1996       1995      (Decrease)
($ in millions)

Compensation and benefits           $  938   $   957      $  (19)
Fuel                                   146       125          21
Material and supplies                  144       134          10
Equipment rents                        287       259          28
Depreciation and amortization          212       220          (8)
Casualties and insurance               137       125          12
Other                                  395       402          (7)
Voluntary separation programs          135                   135
                                    ------   -------      ------
                                    $2,394   $ 2,222      $  172
                                    ======   =======      ======


Compensation and benefits as a percent of revenues was 34.1% in the first nine months of 1996 as compared with 35.2% in the first nine months of 1995. Reductions in employment levels and other employee-related costs were partially offset by increased wage costs, increased train crew costs and overtime caused by adverse weather conditions experienced during the first quarter of 1996.

Fuel costs increased $21 million, or 16.8%, due mostly to higher fuel prices, which are expected to continue to increase into the fourth quarter.

Equipment rents increased $28 million, or 10.8%, primarily as a result of declines in equipment utilization and increased car hire rates.

The Company's operating ratio was 87.1% for the first nine months of 1996, compared with 81.6% for the first nine months of 1995. Without the $135 million one-time charge for the voluntary separation programs, the operating ratio for the first nine months of 1996 would have been 82.1%.

The Company's effective income tax rate for the first nine months of 1996 was 35.5% compared with 34.1% for the same period of 1995. The increase is primarily related to a $21 million reduction in income taxes as a result of a decrease in a state income tax rate (see Note 3 to the Condensed Consolidated Financial Statements).

Other Matters

The Company has received three adverse jury verdicts related to railroad crossing accidents in Ohio that include significant punitive damage awards that collectively approximate $40 million. The Company believes the punitive damage awards in the referenced cases are improper and that it has meritorious defenses and plans to appeal. The Company is not presently able to reasonably estimate the ultimate outcome of these cases, and accordingly, no expense for such awards has been recorded as of September 30, 1996.

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


                               CONSOLIDATED RAIL CORPORATION
                               Registrant



                               /S/ Bruce B. Wilson
                               ----------------------------
                               Bruce B. Wilson
                               Senior Vice President - Law



                               /S/ Timothy T. O'Toole
                               -----------------------------
                               Timothy T. O'Toole
                               Senior Vice President - Finance
                               (Principal Financial Officer)



Date:  November 14, 1996

                             EXHIBIT INDEX


Exhibit
  No.



      12   Computations of the ratio of earnings to fixed charges.


      15 Letter re unaudited interim financial information from Price Waterhouse LLP.


      27   Financial data schedule.