Form 10-K
period 1996-12-31
CONSOLIDATED RAIL CORP /PA/
filed 1997-03-25
CIK 810765

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549

                                 FORM 10-K
(Mark One)
  [X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996

                                   OR
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the Transition Period from _________________ to ____________________

Commission File No. 1-9064

                       CONSOLIDATED RAIL CORPORATION
                       -----------------------------
         (Exact name of registrant as specified in its charter)

       Pennsylvania                                23 1989084
(State or other jurisdiction          (I.R.S. Employer Identification Number)
of incorporation or organization)

2001 Market Street, Two Commerce Square
Philadelphia, Pennsylvania                                  19101-1417
---------------------------------------                     ----------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code  (215) 209-4000
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

Aggregate market value of voting stock held by non-affiliates of the Registrant (as of March 3, 1997): $0.

Shares of Common Stock Outstanding (as of March 3, 1997): 100 Shares, all of which are held by the parent of the Registrant

DOCUMENTS INCORPORATED BY REFERENCE:  NONE


REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
(I)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                         TABLE OF CONTENTS



         Item                                                    Page
         ----                                                    ----

Part I     1.  Business......................................      1
           2.  Properties....................................      3
           3.  Legal Proceedings.............................      5
           4.  Submission of Matters to a Vote of Security
                  Holders....................................     11

Part II    5.  Market for Registrant's Common Equity and
                  Related Stockholder Matters.................    11
           6.  Selected Financial Data........................    11
           7.  Management's Discussion and Analysis of
                Financial Condition and Results of
                  Operations..................................    11
           8.  Financial Statements and Supplementary Data....    14
           9.  Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure......      37

Part III  10.  Directors and Executive Officers of the
                  Registrant..................................    37
          11.  Executive Compensation.........................    37
          12.  Security Ownership of Certain Beneficial
                  Owners and Management.......................    37
          13.  Certain Relationships and Related Transactions.    37

Part IV   14.  Exhibits, Financial Statement Schedules, and
                   Reports on Form 8-K.........................   38

Power of Attorney.............................................    41
Signatures....................................................    41

Exhibit Index.................................................    43

                           PART I
Item 1.   Business.
------    --------

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

    PROPOSED MERGER.  On October 14, 1996, Conrail, CSX
    ---------------
Corporation ("CSX") and a subsidiary of CSX entered into an Agreement and Plan of Merger (as amended, the "Merger Agreement"), pursuant to which Conrail was to be merged with a subsidiary of CSX in a merger-of-equals transaction.

    On October 24, 1996, Norfolk Southern Corporation
("Norfolk") commenced an unsolicited tender offer for all outstanding Conrail voting stock at $100 per share in cash.
Norfolk has since increased its offer to $115 per share in cash.

    On November 20, 1996, CSX concluded its first tender offer and purchased approximately 19.9% of Conrail's outstanding shares for $110 per share.

    On December 18, 1996, CSX and Conrail entered into a second amendment to the Merger Agreement (the "Second Amendment") that would, among other things, (i) increase the consideration payable pursuant to the merger, (ii) accelerate the consummation of the merger to immediately following the receipt of applicable shareholder approvals and prior to the Surface Transportation Board ("STB") approval and (iii) extend until December 31, 1998 an exclusivity period during which the Conrail Board agreed not to withdraw or modify its recommendations of the CSX transactions, approve or recommend any takeover proposal or cause Conrail to enter into any agreement related to any takeover proposal.

    On January 13, 1997, Norfolk issued a press release announcing that it would offer to purchase shares representing
9.9% of the outstanding shares for $115 per share, in the event that Conrail shareholders did not approve a proposal to opt out of a Pennsylvania statute (the "Opt Out Proposal") at the meeting of shareholders to be held on January 17, 1997 (the
"Special Shareholders Meeting").

    On January 17, 1997, Conrail shareholders voted at the
Special Shareholders Meeting against the Opt Out Proposal.

    On February 4, 1997, the amended Norfolk tender offer expired, and Norfolk subsequently purchased approximately 8.2 million shares pursuant thereto.

    On March 7, 1997, Conrail and CSX entered into a Third Amendment (the "Third Amendment") to the Merger Agreement. Pursuant to the Third Amendment, (i) the price per share has been increased from $110 to $115, and the number of shares to be purchased in the tender offer has been increased to all outstanding shares. The tender offer is scheduled to close April 18, 1997 (subject to extension by CSX to June 2, 1997 whether or not the conditions have been satisfied), (ii) the consideration paid per share in the merger for all remaining outstanding shares following consummation of the offer has been increased to $115 in cash and (iii) the conditions to the offer relating to certain provisions of Pennsylvania law becoming inapplicable to Conrail and relating pending governmental actions or proceedings have been deleted.

    The Third Amendment also provides that CSX will have sole control over the regulatory approval process and will be free to conduct by itself discussions with other railroads, including Norfolk, relating to competitive issues raised by the CSX transactions, and to enter into any resulting agreement. It is anticipated that CSX and Norfolk will negotiate an appropriate division of Conrail's assets; however, neither the pending CSX tender offer nor the merger is conditioned on CSX's reaching an agreement with Norfolk.

    Pursuant to the Third Amendment, three members of Conrail's Board of Directors approved by CSX shall be invited to join the CSX Board of Directors and a transition team will be established, the leadership of which will include senior executive officers of CSX and Conrail to ensure the orderly operation of Conrail during the regulatory approval process and an orderly transition thereafter.

    Under the Third Amendment, Conrail and CSX agreed to reduce from December 31, 1998 to December 31, 1997 the period of time during which the Conrail Board is prohibited from (i) withdrawing or modifying, or publicly proposing to withdraw or modify, its approval or recommendation of the CSX transactions, in a manner adverse to CSX, (ii) approving or recommending, or publicly proposing to approve or recommend, any competing proposal or (iii) causing Conrail to enter into any agreement related to any such competing proposal.

    Under the Merger Agreement as amended, Conrail may terminate the Merger Agreement in the event that after June 2, 1997, CSX fails to consummate the tender offer for any reason other than the nonoccurrence of any condition to the tender offer. In the event that CSX fails to consummate the tender offer under such circumstances, Conrail will be entitled to exercise any additional remedies it may have.

    The full terms and conditions of the CSX and Norfolk offers and Conrail's position with respect to the CSX and Norfolk offers are set forth in documents filed by Conrail with the Securities and Exchange Commission.

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

Item 2.   Properties.
------    ----------

    As of December 31, 1996, the Company (excluding subsidiaries) maintained 16,970 miles of track including track for crossovers, turnouts, second main, other main, passing and switch track, on its 10,543 mile route system. Of total route miles, 8,459 are owned, 87 are leased or operated under contract and 1,997 are operated under trackage rights, including approximately 300 miles operated pursuant to an easement over Amtrak's Northeast Corridor.
As of December 31, 1996, virtually all track over which at least 10 million gross tons moved annually (5,923 track miles) was heavyweight rail of at least 127 pounds per yard, and 100% of such track had continuous welded rail. Continuous welded rail reduces track maintenance costs and, in general, permits trains to travel at higher speeds. As of December 31, 1996, the Company had 8,804 miles of continuous welded rail on track it maintained.

    As of December 31, 1996, 83% of the 3,814 track miles maintained for fast freight traffic had a maximum operating speed of 50 MPH or more, and 70% had a maximum operating speed of at least 60 MPH. As of December 31, 1996, approximately 96% of the track over which at least 10 million gross tons moved annually was governed by automatic signal systems. In all, as of December 31, 1996, 7,656 miles of track were controlled by automatic signal systems.

    The Company is engaged in an ongoing process to identify certain under-utilized rail lines and other underperforming assets to avoid future capital costs and to improve its return on assets. The Company recorded a $283 million charge in 1995 to cover the expected losses upon disposition of approximately 1,800 miles of lines and other assets not required to support the Company's service. See
Note 11 to the Consolidated Financial Statements elsewhere in this Annual Report.

    The Company owns (or uses subject to capitalized leases) 2,006 locomotives with an average age of 15.6 years and 45,988 freight cars of various types (including 21,435 freight cars under operating leases) with an average age of 22 years.

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

    The Company's rail operations are also subject to a variety of governmental laws and regulations relating to the protection of the environment. In addition to being involved as a potentially responsible party at numerous Superfund sites
(see Item 3 - "Legal Proceedings"), the Company is subject to increasing regulation of its transportation and handling of certain hazardous and non-hazardous commodities and waste which has resulted in additional administrative and operating costs. Also, on February 11, 1997, the United
States Environmental Protection Agency published in the
Federal Register Proposed Rule "Emissions Standards for Locomotives and Locomotive Engines." According to the
Proposed Rule, locomotive engines (other than those defined as new or remanufactured) may be regulated by the states. Additional investments will likely be required to bring other than new locomotives into compliance, although the timing and amount of the investments will not be determinable until the legislation is adopted. Compliance with existing laws and regulations relating to the protection of the environment has not had a material effect on the Company's capital expenditures, earnings or competitive condition. (See Note 14 to the Consolidated Financial Statements included elsewhere in this Annual
Report.)

Item 3.  Legal Proceedings.
------   -----------------

    Occupational Disease Litigation.  The Company has been
    -------------------------------
named as a defendant in lawsuits filed pursuant to the provisions of the Federal Employers' Liability Act ("FELA") by persons alleging (1) personal injury or death caused by exposure to asbestos in connection with railroad employment
(2) complete or partial loss of hearing caused by exposure to excessive noise in the course of railroad employment;
(3) repetitive motion injury in connection with railroad employment; and (4) personal injury or death caused by exposure to deleterious substances (mixed dusts, fumes, chemicals, etc.). As of December 31, 1996, the Company was a defendant in 559 pending asbestos suits, 545 pending hearing loss suits, 1,318 repetitive motion injury suits and 374 pending deleterious substance suits, and had notice of 1,293 potential asbestosis claims, 2,734 potential hearing loss claims, 2,112 potential repetitive motion injury claims and 56 deleterious substance claims.

    The Company expects to be named as a defendant in a significant number of occupational disease cases in the future.

    Norfolk Southern Corp., et al. v. Conrail.  On October
    -----------------------------------------
23, 1996, Norfolk filed a Complaint for Declaratory and Injunctive Relief (as amended on October 30, 1996, the "Complaint"), with respect to the transactions contemplated by the Merger Agreement, in the United States District Court for the Eastern District of Pennsylvania. Norfolk named CSX, Conrail and certain directors of Conrail as defendants. The Complaint in its currently amended form alleges, among other things, violations of: (1) fiduciary duties by the Conrail Board; (2) Conrail's Articles of Incorporation and By-Laws; and (3) Pennsylvania statutory law.

     In addition, Norfolk alleges that the CSX tender offer is coercive and unfair to Conrail shareholders; that certain provisions in the Merger Agreement prohibiting
Conrail from changing its recommendation of the transaction or agreeing to a competing transaction, is ultra vires and a breach of the Conrail Board's fiduciary duties; and that Conrail and CSX violated disclosure provisions of the federal securities laws relating to tender offers and proxy solicitations through the misrepresentation and omission of material facts.

     Norfolk has requested preliminary and permanent injunctive and declaratory relief including, without limitation, an injunction to prevent defendants from: (1) continuing a tender offer for the Conrail shares, (2) taking any action to enforce certain provisions of the Merger Agreement, and (3) failing to take actions necessary to exempt Norfolk's proposal to acquire Conrail from certain provisions of Pennsylvania statutory law.

     Conrail believes that the claims set forth by Norfolk are entirely without merit, and on November 12, 1996, Conrail filed a motion to dismiss Norfolk's complaint in its entirety. The Federal District Court and the Third Circuit Court of Appeals have denied Norfolk's requests for the preliminary injunctions.

     Punitive Damage Awards in Ohio Crossing Accident Cases.
     ------------------------------------------------------
The Company has recently received adverse jury verdicts in three separate crossing accident cases in Ohio: Garrett and Gollihue v. Consolidated Rail Corp.; Wightman v. Consolidated Rail Corp.; and Moore, et al. v. Consolidated Rail Corp. In each case, the jury awarded substantial punitive damages in connection with property damage resulting from the accidents. Collectively, the total punitive damage awards total approximately $30 million, based on property damage that totals less than $5,000. The Company believes that, ultimately, these awards should not be sustainable due to their failure to bear a reasonable relationship to the amount of physical property damage involved, and has appealed. Ohio law prohibits the award of punitive damages in connection with a wrongful death action.

    Structure and Crossing Removal Disputes in Connection
    -----------------------------------------------------
With Lines Abandoned Under NERSA.  The Company may be
--------------------------------
responsible, in whole or in part, for the costs of removal of several hundred overhead and underpass crossings located on railroad lines it has abandoned under NERSA (and, in some instances, responsible for the removal of the lines of railroad themselves as well as appurtenant structures). The Company's liability for the removal of such lines, crossings and structures will be determined on a case-by-case basis, and is dependent upon the circumstances under which each was constructed, the nature of the Company's property interest with respect to such structures, the existence of contracts pertaining to such crossings and structures, and applicable federal and state law. Some states have imposed upon the Company the obligation to remove certain crossings.

    Engelhart v. Conrail.  In connection with the Special
    --------------------
Voluntary Retirement Program offered to certain employees in late 1989 and early 1990, the Company used surplus funds in its over-funded Supplemental Pension Plan ("Plan") to fund certain aspects of that program. In December 1992, certain former Company employees brought suit challenging the use of surplus Plan funds (a) to pay administrative Plan expenses previously paid by the Company, (b) to fund the Special Voluntary Retirement Program, and (c) to pay life insurance and medical insurance premiums of former employees as improper and unlawful, and alleging that employees who have made contributions to the Plan or its predecessor plans are entitled to share in the surplus assets of the Plan. In August, 1993, the court granted the Company's Motion to Dismiss the majority of the counts in the complaint, but refused to dismiss the issue of the Company's use of Plan assets to pay administrative expenses of the Plan, which are estimated to be approximately $40 million at December 31, 1996. The Company believes that the use of surplus Plan assets for this purpose was lawful and proper. On September 16, 1996, the Judge granted the Company's motion for summary judgment on all of the claims except for one individual participant claim. Plaintiffs have appealled those claims as to which they received an adverse ruling.

    Environmental Litigation.  The Company is subject to
    ------------------------
various federal, state and local laws and regulations regarding environmental matters. In certain instances, the Company has received notices of violations of such laws and regulations and either has taken or plans to take appropriate steps to address the problems cited or to contest the allegations of violation. As of December 31, 1996, the Company had received inquiries from governmental agencies or had been identified, together with other companies, as a potentially responsible party for cleanup and/or removal costs due to its status as an alleged transporter, generator or property owner at 135 locations throughout the country. However, the Company, through its own investigations and assessments, believes it may have some potential responsibility at only 61 of these sites.
The amounts the Company has accrued with respect to the proceedings listed below are included in its $55 million accrual for estimated future environmental expenses. (See
Note 14 to the Consolidated Financial Statements included elsewhere in this Annual Report.) The significant environmental proceedings, including Superfund sites, are discussed below.

    United States v. Southeastern Pennsylvania Transportation
    ---------------------------------------------------------
Authority ("SEPTA"), National Railroad Passenger Corporation
------------------------------------------------------------
("Amtrak"), and Consolidated Rail Corporation.  In March
---------------------------------------------
1986, the United States Environmental Protection Agency ("EPA") filed an action in the United States District Court for the Eastern District of Pennsylvania for cost recovery, injunctive relief, and a declaratory judgment against the Company, Southeastern Pennsylvania Transportation Authority ("SEPTA") and National Railroad Passenger Corp. ("Amtrak") under the Comprehensive Environmental Response,
Compensation, and Liability Act of 1980 ("CERCLA" or "Superfund Law"), as amended. In 1990, the Pennsylvania Department of Environmental Resources intervened as a plaintiff. Suit is based on the release or threatened release at the Paoli Railroad Yard, Paoli, Chester County, Pennsylvania, of polychlorinated biphenyls ("PCBs"), a listed hazardous substance under CERCLA.

    Pursuant to a series of partial preliminary consent decrees, defendants have performed a series of cleanup actions both on and offsite and have conducted a Remedial Investigation/Feasibility Study ("RI/FS"). Those costs have been shared equally among the three defendants but are subject to reallocation.

    The estimated cost of the Company's portion of a remedy proposed by the parties was included in the 1991 special charge and subsequent adjustments to accruals. EPA and the railroad parties have entered into a tentative settlement agreement regarding EPA's claim for past costs, as well as federal and state natural resource damages. As part of the settlement, Amtrak, SEPTA and the Company have committed to perform the on-site remedy for the rail yard.

    United States v. Conrail.  The EPA has listed the
    ------------------------
Company's Elkhart Yard on the National Priorities List. The EPA contends that chemicals have migrated from the yard and contaminated drinking wells in the area. On February 14, 1990, EPA filed a civil action against the Company in the U.S. District Court for the Northern District of Indiana seeking recovery of approximately $345,000 for costs incurred in protecting the water supply. In addition, EPA seeks a declaratory judgment against the Company for all future costs incurred in responding to the release or threatened release of hazardous substances from the site. The Company believes it is not the sole source and may not be a contributing source to the contamination alleged by EPA.

    The Company filed a third-party action joining Penn Central as a defendant. The Company and Penn Central have negotiated an interim cost sharing arrangement for the cost of implementing the EPA's 1992 interim record of decision, which is substantially complete. On May 15, 1995 EPA issued an Administrative Order to the Company and Penn Central requiring the extension of public water hook-up to an additional 700 - 1,000 residences and businesses in the site area. The Company and Penn Central have agreed that each company would comply with the Order. The cost for providing public water to the remaining residences is estimated to be in excess of $6 million, which will be apportioned between Penn Central and the Company according to the interim cost sharing arrangement that has been negotiated. The Company and Penn Central are attempting to negotiate a final settlement with EPA of the matter.

    United States v. Consolidated Rail Corp., et al (Berks
    ------------------------------------------------------
Superfund Site).  The Company has been identified as the
---------------
fifth largest generator of waste oil at the Berks Associates Superfund site in Douglasville, Pennsylvania. In addition, the Company has become aware that it and its predecessor, Penn Central, owned a small portion of land that was leased to the operator of the Berks site. As such, the Company's liability could increase due to its questionable status as both an owner and a generator. In August 1991, the EPA issued an administrative order against the Company and thirty five other entities mandating the implementation of an approximately $2 million partial remedy and filed a complaint in the U.S. District Court for the recovery of approximately $8 million in costs incurred by the government. The parties have negotiated an administrative order with the EPA and have filed an answer to the civil action. A group of potentially responsible parties (including the Company) undertook compliance with the administrative order. The Company and the 35 other defendants have filed a third-party complaint against approximately 630 entities seeking contribution for the costs of the remedy and government costs. The Company, along with other defendants, is negotiating a settlement with the EPA. On June 30, 1993, the EPA issued another administrative order against the Company and 33 other entities, mandating the remediation of the southern portion of the site. The EPA has requested a feasibility study for the implementation of a less expensive remedy for the southern portion of the site, which remedy would range from approximately $10-$12 million. The Company's share of such a remedy has not yet been determined. In addition, the PADER has filed a complaint for the recovery of natural resource damages.

    United Scrap Lead - Troy, OH.  The Company is a
    ----------------------------
potentially responsible party, along with more than 50 other parties, in the United Scrap Lead federal Superfund action in Troy, Ohio, where substantial quantities of batteries were disposed of over a period of several years. EPA sued the Company and nine other parties in August 1991 for the recovery of approximately $2,000,000 in past costs. The Company and other PRP's have commissioned treatability studies. The parties are negotiating over the nature of the remediation to be undertaken at the site. EPA has selected a preferred alternative with an estimated total cost of $33 million, which the PRP group is challenging. The Company's estimated share of any remedial costs is 8%.

    Commonwealth of Massachusetts v. Conrail (Locomotive
    ----------------------------------------------------
Emission). On April 21, 1992, the Massachusetts Attorney
---------
General filed suit in state court alleging the Company's violation of the Massachusetts Clean Air Act by allowing diesel engines to idle unnecessarily and/or in excess of thirty (30) minutes. On May 4, 1992, the court entered a preliminary injunction, the terms of which are substantially those embodied in the Company's existing idling policy. The Attorney General has filed a complaint alleging the Company's violation of the preliminary injunction. On February 2, 1993, the parties entered into a partial settlement agreement; however, the Attorney General has alleged that the Company has failed to comply with certain provisions of the settlement. The Company continues to attempt to settle the matter with the Attorney General's office.

    New York State Department of Environmental Conservation
    -------------------------------------------------------
Order On Consent (Selkirk Yard).  On July 31, 1996, the New
-------------------------------
York State Department of Environmental Conservation (NYSDEC) served the Company with a revised draft Order on Consent requiring the payment of a penalty of $250,000 in connection with its inspection of Selkirk Yard. A revised

Order was received by the Company on August 6, 1996, requiring the payment of fines in connection with the 1991 inspection and mandates assessment and remediation of the facility. The Company is negotiating the terms of the order with NYSDEC.

    New York State Department of Environmental
    ------------------------------------------
Conservation Order on Consent (DeWitt Yard).  On November
-------------------------------------------
3, 1994, NYSDEC served the Company with a Consent Order in connection with the alleged discharge of waste water from DeWitt Yard, Onondaga County, New York into New York state waters. On June 17, 1996, a revised Consent Order was issued to the Company which added American Financial Group
(Penn Central Corp.) as a named responsible party for the payment of penalties and preparation of a Site Assessment and Remediation Plan. The Company and American Financial
Group are negotiating the terms of the Order with NYSDEC.

    In the Matter of Conrail, Ashtabula, OH.  On September
    ---------------------------------------
21, 1994, the EPA filed an Administrative Complaint against the Company seeking civil penalties of $125,000 for certain alleged violations of its National Pollutants Discharge
Emissions System permit. On November 27, 1995, EPA filed a separate Administrative Complaint seeking civil penalties for alleged violations of regulatory requirements pertaining to on-site petroleum storage. The Company has reached agreement with EPA to jointly settle these matters for $150,000.

    Conway Yard, Pittsburgh.  In 1991, the Company received
    -----------------------
Notices of Violation ("NOV") from the Pennsylvania DER ("PADER") alleging violations of the Clean Streams Act for discharges of oil into the Ohio River. In September 1993, PADER sent to the Company a draft Consent Order and Agreement requiring a comprehensive site remediation for soil, ground water, surface waters and sediments at the Conway Railyard and requiring the payment of civil fines in connection with violations at the yard. The Company and PADER continue to negotiate the extent of the investigation and remediation to be undertaken at the yard.

    Other.  In addition to the above proceedings, the
    -----
Company has been named in various legal proceedings arising out of its activities as an employer and as an operator of a freight railroad, including personal injury actions brought by its employees under FELA, as well as administrative proceedings with and investigation by government agencies.

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

    Information omitted in accordance with General Instruction
I(2)(c).


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

Item 6.  Selected Financial Data.
------   -------------------------

      Information omitted in accordance with General
Instruction I(2)(a).

Item 7.  Management's Discussion and Analysis of Financial
-----   -----------------------------------------------
         Condition and Results of Operations.
         -----------------------------------

     See General Instruction I (2) (a).


Results of Operations
---------------------

1996 Compared with 1995

Net income for 1996 was $335 million, compared with $256 million for 1995. Results for 1996 include a one-time charge of $83 million (net of $52 million of tax benefits) related to voluntary separation programs and related costs and merger-related expenses of $10 million (net of $6 million of tax benefits) incurred in connection with the proposed merger with CSX Corporation ("CSX") (see Notes 3 and 2, respectively, to the Consolidated Financial Statements included elsewhere in this Annual Report). Without these charges, net income for 1996 would have been $428 million.

The results for 1995 include the effects of a $283 million asset disposition charge ($175 million after income taxes) and the recognition of a $21 million reduction in income taxes related to a decrease in a state tax rate (see Notes 11 and 8, respectively, to the Consolidated Financial Statements included elsewhere in this Annual Report).

Operating revenues (primarily freight line haul revenues, but also including switching, demurrage and incidental revenue) increased
$16 million, or .4%, to $3,684 million in 1996 from $3,668 million in 1995. A 2.1% increase in traffic volume in units (freight cars and intermodal trailers and containers) resulted in a $74 million increase in revenues. Average revenue per unit decreased revenues by $42 million due to an unfavorable traffic mix. A traffic volume increase of 7.6% was experienced by the Intermodal Service Group while traffic volume for the Unit Train Service Group remained unchanged. The Automotive and CORE service groups experienced traffic volume declines of 1.7% and 1.6%, respectively. Within the CORE Service Group, traffic volume declines were experienced by three of the four commodity groups:
Forest and Manufactured Products, 5.3%; Food and Agriculture,
2.8%; and Petrochemicals, 2.5%. Metals experienced a traffic increase of 4.0%.

Operating expenses (including one-time charges and merger-related costs in 1996 and the asset disposition charge in 1995) decreased $127 million, or 4.0%, from $3,213 million in 1995 to $3,086 million in 1996. The following table sets forth the operating expenses for the two years:

                                                       Increase
(In Millions)                    1996       1995      (Decrease)
                               ------       ----       ---------
Compensation and benefits      $1,204      $1,247       $ (43)
Fuel                              202         168          34
Material and supplies             175         167           8
Equipment rents                   382         355          27
Depreciation and amortization     282         293         (11)
Casualties and insurance          179         178           1
Other                             527         522           5
Voluntary separation programs     135                     135
Asset disposition charge                      283        (283)
                              ------       ------       -----
                              $3,086       $3,213       $(127)
                              ======       ======       =====



Compensation and benefits decreased $43 million, or 3.4%, as a result of reductions in employment levels and other employee-related costs. These decreases were partially offset by increased wage rates due to new labor agreements, increased train crew costs and overtime caused by adverse weather conditions experienced during the first quarter of 1996. Compensation and benefits as a percent of revenues was 32.7% in 1996 as compared with 34.0% in 1995.

Fuel costs increased $34 million, or 20.2%, due mostly to higher fuel prices.

Equipment rents increased $27 million, or 7.6%, primarily as a result of declines in equipment utilization and increased car hire rates.

The Company recorded a one-time pre-tax charge of $135 million in 1996 for the voluntary separation programs and related costs (see
Note 3 to the Consolidated Financial Statements included elsewhere in this Annual Report) and an asset disposition charge of $283 million in 1995 (see Note 11 to the Consolidated Financial Statements included elsewhere in this Annual Report).

The Company's operating ratio (operating expenses as a percent of revenues) was 83.8% for 1996, compared with 87.6% for 1995. Without the one-time charges recorded in 1996 and 1995 and the merger-related costs of $16 million incurred in 1996, the operating ratios would have been 79.7% and 79.9%, respectively.

Other income decreased $19 million, or 17.1%, from $111 million in 1995 to $92 million in 1996 primarily due to decreases in rental income and lesser gains from sales of property.

The Company's effective income tax rate for 1996 was 35.1% compared with 32.8% for 1995. The lower effective rate in 1995 is primarily caused by a $21 million reduction in income taxes as a result of a decrease in state income taxes (see Note 8 to the Consolidated Financial Statements included elsewhere in this Annual Report).

Item 8.  Financial Statements and Supplementary Data.
------   -------------------------------------------

                   Report Of Independent Accountants


The Stockholder and Board of Directors of
Consolidated Rail Corporation


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)1. and 2. present fairly, in all material respects, the financial position of Consolidated Rail Corporation and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



Price Waterhouse LLP
Thirty South Seventeenth Street
Philadelphia, Pennsylvania   19103



January 21, 1997,
except as to Note 2, which is as of
March 7, 1997

                       CONSOLIDATED RAIL CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME


                                           Years ended December 31,
                                         -------------------------
($ In Millions Except Per Share Data)      1996       1995      1994
                                         ------     ------    ------
Revenues                                 $3,684     $3,668    $3,716
                                         ------     ------    ------
Operating expenses
  Way and structures                        463        486       500
  Equipment                                 803        767       816
  Transportation                          1,361      1,311     1,366
  General and administrative                324        366       347
  Voluntary separation programs (Note 3)    135
  Asset disposition charge (Note 11)                   283
  Early retirement program (Note 12)                              84
                                         ------     ------    ------
    Total operating expenses              3,086      3,213     3,113
                                         ------     ------    ------
Income from operations                      598        455       603
Interest expense                           (174)      (185)     (178)
Other income, net (Note 13)                  92        111       101
                                         ------     ------    ------
Income before income taxes                  516        381       526

Income taxes (Note 8)                       181        125       207
                                         ------     ------    ------
Net income                               $  335     $  256    $  319
                                         ======     ======    ======

Ratio of earnings to fixed charges
 (Note 1)                                 3.20x      2.52x     3.29x

See accompanying notes.

                     CONSOLIDATED RAIL CORPORATION
                      CONSOLIDATED BALANCE SHEETS


                                                    December 31,
                                                  ---------------
($ In Millions)                                   1996      1995
                                                ------    ------
         ASSETS
Current assets
  Cash and cash equivalents                     $   17    $   58
  Accounts receivable                              629       624
  Deferred tax assets (Note 8)                     285       325
  Material and supplies                            139       158
  Other current assets                              22        26
                                                ------    ------
     Total current assets                        1,092     1,191

Property and equipment, net (Note 5)             6,590     6,408
Other assets                                       671       788
                                                ------    ------
     Total assets                               $8,353    $8,387
                                                ======    ======

         LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Short-term borrowings                             99        89
  Current maturities of long-term debt (Note 7)    130       181
  Accounts payable                                 160       126
  Wages and employee benefits                      143       182
  Casualty reserves                                138       107
  Accrued and other current liabilities (Note 6)   445       492
                                                ------    ------
     Total current liabilities                   1,115     1,177

Long-term debt (Note 7)                          1,876     1,911
Casualty reserves                                  190       217
Deferred income taxes (Note 8)                   1,484     1,401
Special income tax obligation (Note 8)             346       440
Other liabilities                                  307       312
                                                ------    ------
     Total liabilities                           5,318     5,458
                                                ------    ------
Commitments and contingencies (Note 14)
Stockholder's equity (Note 10)
  Preferred stock (no par value; 25,000,000
    shares authorized; 1 share issued)
  Common stock ($1 par value; 250,000,000
    shares authorized; 100 shares issued and
    outstanding)
  Additional paid-in capital                     2,151     2,130
  Note receivable from ESOP                       (294)     (305)
  Retained earnings                              1,178     1,104
                                                ------    ------
     Total stockholder's equity                  3,035     2,929
                                                ------    ------
     Total liabilities and stockholder's equity $8,353    $8,387
                                                ======    ======

See accompanying notes.


              CONSOLIDATED RAIL CORPORATION CONSOLIDATED
                 STATEMENTS OF STOCKHOLDER'S EQUITY


                                                        Additional         Note
                                     Preferred  Common     Paid-in   Receivable     Retained
($ In Millions Except Per Share Data)    Stock   Stock     Capital    From ESOP     Earnings
                                     --------- -------    ---------  ----------     --------
Balance, January 1, 1994                 $   -   $   -      $2,123        $(308)      $  928
  Net income                                                                             319
  Common dividends (Note  4)                                                            (170)
  Other                                                          5           (4)
                                         -----   -----      ------        -----       ------

Balance, December 31, 1994                 -       -         2,128         (312)       1,077
  Net income                                                                             256
  Common dividends (Note  4)                                                            (229)
  Other                                                          2            7
                                       -----   -----        ------        -----       ------
Balance, December 31, 1995                 -       -         2,130         (305)       1,104
  Net income                                                                             335
  Common dividends (Note  4)                                                            (261)
  Other                                                         21           11
                                       -----   -----        ------        -----       ------
Balance, December 31, 1996             $   -   $   -        $2,151        $(294)      $1,178
                                       =====   =====        ======        =====       ======

See accompanying notes.


                     CONSOLIDATED RAIL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Years ended December 31,
                                               ------------------------
($ In Millions)                                 1996      1995    1994
                                               -----     -----   -----
Cash flows from operating activities
  Net income                                   $ 335     $ 256   $ 319
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Voluntary separation programs                135
    Asset disposition charge                               283
    Early retirement program                                        84
    Depreciation and amortization                282       293     278
    Deferred income taxes                        180       108     150
    Special income tax obligation                (94)      (73)    (62)
    Gains from sales of property                 (24)      (27)    (18)
    Pension credit                               (46)      (43)    (46)
    Changes in:
      Accounts receivable                         (5)       26       1
      Accounts and wages payable                  (5)       17      22
    Settlement of tax audit                      (39)
    Other                                        (62)     (116)    (94)
                                               -----     -----   -----
    Net cash provided by operating
       activities                                657       724     634
                                               -----     -----   -----
Cash flows from investing activities
  Property and equipment acquisitions           (387)     (415)   (490)
  Proceeds from disposals of properties           34        37      32
  Other                                          (46)      (45)    (18)
                                               -----     -----   -----
    Net cash used in investing activities       (399)     (423)   (476)
                                               -----     -----   -----
Cash flows from financing activities
  Net proceeds from (repayments of)
    short-term borrowings                         10       (23)     33
  Proceeds from long-term debt                    26        85     114
  Payment of long-term debt                     (184)     (133)   (158)
  Loans from and redemptions of
    insurance policies                            95
  Dividends on common stock                     (261)     (229)   (170)
  Other                                           15        26      28
                                               -----     -----   -----
  Net cash used in financing
     activities                                 (299)     (274)   (153)
                                               -----     -----   -----
Increase(decrease) in cash and cash equivalents  (41)       27       5
Cash and cash equivalents
  Beginning of year                               58        31      26
                                               -----     -----   -----
  End of year                                  $  17     $  58   $  31
                                               =====     =====   =====

See accompanying notes.

                     CONSOLIDATED RAIL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies
   ------------------------------------------

      Industry
      --------
Consolidated Rail Corporation (the "Company"), a wholly-owned subsidiary of Conrail Inc.("Conrail"), operates a freight railroad system within the northeast and midwest United States and the Province of Quebec.

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

      Asset Impairment
      ----------------
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Expected future cash flows from the use and disposition of long-lived assets are compared to the current carrying amounts to determine the potential impairment loss.

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

      New Accounting Standards
      ------------------------
During 1995, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121) and SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which are both effective in 1996. The Company has decided to adopt only the disclosure provisions of SFAS 123 in 1996 and continues to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its stock-based compensation plans. The Company adopted SFAS 121 in the first quarter of 1996 and determined that it did not have a material effect on its financial statements.

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

2. Proposed Merger

On October 14, 1996, Conrail, CSX Corporation ("CSX") and a subsidiary of CSX entered into an Agreement and Plan of Merger (as amended, the "Merger Agreement"), pursuant to which Conrail was to be merged with a subsidiary of CSX in a merger-of-equals transaction.

On October 24, 1996, Norfolk Southern Corporation ("Norfolk") commenced an unsolicited tender offer for all outstanding Conrail voting stock at $100 per share in cash. Norfolk has since increased its offer to $115 per share in cash.

On November 20, 1996, CSX concluded its first tender offer and purchased approximately 19.9% of Conrail's outstanding shares for $110 per share.

On December 18, 1996, CSX and Conrail entered into a second amendment to the Merger Agreement (the "Second Amendment") that would, among other things, (i) increase the consideration payable pursuant to the merger, (ii) accelerate the consummation of the merger to immediately following the receipt of applicable shareholder approvals and prior to the Surface Transportation Board ("STB") approval and (iii) extend until December 31, 1998 an exclusivity period during which the Conrail Board agreed not to withdraw or modify its recommendations of the CSX transactions, approve or recommend any takeover proposal or cause Conrail to enter into any agreement related to any takeover proposal.

On January 13, 1997, Norfolk issued a press release announcing that it would offer to purchase shares representing 9.9% of the outstanding shares for $115 per share, in the event that Conrail shareholders did not approve a proposal to opt out of a Pennsylvania statute (the "Opt Out Proposal") at the meeting of shareholders to be held on January 17, 1997 (the "Special
Shareholders Meeting").

On January 17, 1997, Conrail shareholders voted at the Special
Shareholders Meeting against the Opt Out Proposal.

On February 4, 1997, the amended Norfolk tender offer expired, and Norfolk subsequently purchased approximately 8.2 million shares pursuant thereto.

On March 7, 1997, Conrail and CSX entered into a Third Amendment (the "Third Amendment") to the Merger Agreement. Pursuant to the Third Amendment, (i) the price per share has been increased from $110 to $115, and the number of shares to be purchased in the tender offer has been increased to all outstanding shares. The tender offer is scheduled to close April 18, 1997 (subject to extension by CSX to June 2, 1997 whether or not the conditions have been satisfied), (ii) the consideration paid per share in the merger for all remaining outstanding shares following consummation of the offer has been increased to $115 in cash and (iii) the conditions to the offer relating to certain provisions of Pennsylvania law becoming inapplicable to Conrail and relating pending governmental actions or proceedings have been deleted.

The Third Amendment also provides that CSX will have sole control over the regulatory approval process and will be free to conduct by itself discussions with other railroads, including Norfolk, relating to competitive issues raised by the CSX transactions, and to enter into any resulting agreement. It is anticipated that CSX and Norfolk will negotiate an appropriate division of Conrail's assets; however, neither the pending CSX tender offer nor the merger is conditioned on CSX's reaching an agreement with Norfolk.

Pursuant to the Third Amendment, three members of Conrail's Board of Directors approved by CSX shall be invited to join the CSX Board of Directors and a transition team will be established, the leadership of which will include senior executive officers of CSX and Conrail to ensure the orderly operation of Conrail during the regulatory approval process and an orderly transition thereafter. Under the Third Amendment, Conrail and CSX agreed to reduce from December 31, 1998 to December 31, 1997 the period of time during which the Conrail Board is prohibited from (i) withdrawing or modifying, or publicly proposing to withdraw or modify, its approval or recommendation of the CSX transactions, in a manner adverse to CSX, (ii) approving or recommending, or publicly proposing to approve or recommend, any competing proposal or (iii) causing Conrail to enter into any agreement related to any such competing proposal.

Under the Merger Agreement as amended, Conrail may terminate the Merger Agreement in the event that after June 2, 1997, CSX fails to consummate the tender offer for any reason other than the non-occurrence of any condition to the tender offer. In the event that CSX fails to consummate the tender offer under such circumstances, Conrail will be entitled to exercise any additional remedies it may have.

The full terms and conditions of the CSX and Norfolk offers and Conrail's position with respect to the CSX and Norfolk offers are set forth in documents filed by Conrail with the Securities and Exchange Commission.


3.   Voluntary Separation Programs
     -----------------------------
During the second quarter of 1996, the Company recorded a charge of $135 million (before tax benefits of $52 million) consisting of $102 million in termination benefits to be paid to non-union employees participating in the voluntary retirement and separation programs ("voluntary separation programs") and losses of $33 million on non-cancelable leases for office space no longer required as a result of the reduction in the Company's workforce. Over 840 applications were accepted from eligible employees under the voluntary separation programs. Approximately $90 million of the termination benefits are being paid from the Company's overfunded pension plan.

4.   Related Party Transactions
     --------------------------
The Company engages in various transactions with Conrail. The Company funds the cash requirements of Conrail primarily through cash dividends, which totaled $261 million, $229 million and $170 million in 1996, 1995 and 1994, respectively. The Company is obligated to pay a management fee to Conrail equal to the amount of preferred dividends declared by Conrail in connection with the Non-union ESOP, which totaled $20 million in 1996 and $21 million in 1995 and 1994, and is recorded in "Other income, net" on the consolidated statements of income (Notes 9 and 13). Advances between the two companies accrue interest at the Federal Reserve Bank's 30-day average interest rate. The resulting interest income and interest expense on advances to and from Conrail were immaterial to the Company's financial statements. A summary of the Company's transactions with Conrail are as follows:


                                          December 31,
                                         --------------
                                         1996      1995
                                         ----      ----
                                             (In Millions)

Short-term receivable                     $ 8       $14
Short-term payable                         28        18

5.   Property and Equipment
     ----------------------
                                            December 31,
                                           ----------------
                                            1996       1995
                                          -------    ------
                                               (In Millions)

Roadway                                   $ 7,021   $ 6,828
Equipment                                   1,229     1,211
Less:  Accumulated depreciation            (1,652)   (1,570)
       Allowance for disposition             (408)     (439)
                                          -------   -------
                                            6,190     6,030
                                          -------   -------

Capital leases (primarily equipment)          908       908
Accumulated amortization                     (508)     (530)
                                          -------   -------
                                              400       378
                                          -------   -------
                                          $ 6,590   $ 6,408
                                          =======   =======


The Company acquired equipment and incurred related long-term debt under various capital leases of $82 million in 1996, $71 million in 1995 and $8 million in 1994. In 1995 (Note 11) and 1991, the Company recorded allowances for disposition for the sale or abandonment of certain under-utilized rail lines and other facilities.

6.   Accrued and Other Current Liabilities
     -------------------------------------

                                              December 31,
                                            ---------------
                                            1996       1995
                                            ----       ----
                                              (In Millions)

Freight settlements due others              $ 44       $ 52
Equipment rents (primarily car hire)          74         71
Unearned freight revenue                      79         56
Property and corporate taxes                  47         67
Other                                        201        246
                                            ----       ----
                                            $445       $492
                                            ====       ====

7.  Long-Term Debt
    --------------
Long-term debt outstanding, including the weighted average interest rates at December 31, 1996, is composed of the following:

                                              December 31,
                                           -----------------
                                            1996       1995
                                           ------     -----
                                             (In Millions)
Capital leases                            $  491     $  489
Medium-term notes payable,
  6.70%, due 1997 to 1999                    109        208
Notes payable, 9.75%, due 2000               250        250
Debentures payable, 7.88%, due 2043          250        250
Debentures payable, 9.75%, due 2020          544        544
Equipment and other obligations, 6.55%       262        251
Commercial paper, 5.53%                      100        100
                                          ------     ------
                                           2,006      2,092
Less current portion                        (130)      (181)
                                          ------     ------
                                          $1,876     $1,911
                                          ======     ======

Using current market prices when available, or a valuation based on the yield to maturity of comparable debt instruments having similar characteristics, credit rating and maturity, the total fair value of the Company's long-term debt, including the current portion, but excluding capital leases, is $1,685 million and $1,870 million at December 31, 1996 and 1995, respectively, compared with carrying values of $1,515 million and $1,603 million at December 31, 1996 and 1995, respectively.

The Company's noncancelable long-term leases generally include options to purchase at fair value and to extend the terms. Capital leases have been discounted at rates ranging from 3.09% to 14.26% and are collateralized by assets with a net book value of $400 million at December 31, 1996.

Minimum commitments, exclusive of executory costs borne by the Company, are:

                                  Capital        Operating
                                   Leases           Leases
                                  -------        ---------
                                       (In Millions)
       1997                       $ 107              $115
       1998                          96               104
       1999                          86                87
       2000                          64                76
       2001                          57                68
       2002 - 2017                  273               523
                                  -----              ----
       Total                        683              $973
                                                     ====
       Less interest portion       (192)
                                  -----
       Present value              $ 491
                                  =====

     Operating lease rent expense was $127 million in 1996, $130 million in 1995 and $118 million in 1994.

In June 1993, the Company and Conrail filed a shelf registration statement on Form S-3 to enable the Company to issue up to $500 million in debt securities or Conrail to issue up to $500 million in convertible debt and equity securities. The remaining balance under this shelf registration was $312 million at December 31, 1996.

In April 1996, the Company issued $50 million of Pass-Through Certificates at a rate of 6.96% to finance equipment. Although the certificates are not direct obligations of, or guaranteed by the Company, amounts payable under related capital leases will be sufficient to pay principal and interest on the certificates.

In July 1996, the Company issued $26 million of 1996 Equipment Trust Certificates, Series A, with interest rates ranging from 6.0% to 7.48%, maturing annually from 1997 to 2011. The certificates were used to finance approximately 85% of the purchase price of twenty locomotives.

In June 1996, the Company borrowed $69 million against the cash surrender value of the company-owned life insurance policies which it maintains on certain of its non-union employees.

Equipment and other obligations mature in 1997 through 2043 and are collateralized by assets with a net book value of $253 million at December 31, 1996. Maturities of long-term debt other than capital leases and commercial paper are $65 million in 1997, $46 million in 1998, $46 million in 1999, $266 million in 2000, $17 million in 2001 and $975 million in total from 2002 through 2043.

The Company had $199 million of commercial paper outstanding at December 31, 1996. Of the total amount outstanding, $100 million is classified as long-term since it is expected to be refinanced through subsequent issuances of commercial paper and is supported by the long-term credit facility mentioned below.

The Company maintains a $500 million uncollateralized bank credit agreement with a group of banks which is used for general corporate purposes and to support its commercial paper program. The agreement matures in 2000 and requires interest to be paid on amounts borrowed at rates based on various defined short-term rates and an annual maximum fee of .125% of the facility amounts. The agreement contains, among other conditions, restrictive covenants relating to a debt ratio and consolidated tangible net worth. During 1996, the Company had no borrowings under this agreement.

Interest payments were $170 million in 1996, $177 million in 1995 and $174 million in 1994.

8.  Income Taxes
    ------------
The provisions for income taxes are composed of the following:

                                    1996      1995    1994
                                    ----      ----    ----
                                         (In Millions)
Current
   Federal                          $ 87      $ 75    $104
   State                               8        15      15
                                    ----      ----    ----
                                      95        90     119
                                    ----      ----    ----
Deferred
   Federal                           149       111     125
   State                              31        (3)     25
                                    ----      ----    ----
                                     180       108     150
                                    ----      ----    ----

Special income tax obligation
   Federal                           (80)      (61)    (53)
   State                             (14)      (12)     (9)
                                    ----      ----    ----
                                     (94)      (73)    (62)
                                    ----      ----    ----
                                    $181      $125    $207
                                    ====      ====    ====


In conjunction with the public sale in 1987 of the 85% of the Company's common stock then owned by the U.S. Government, federal legislation was enacted which resulted in a reduction of the tax basis of certain of the Company's assets, particularly property and equipment, thereby substantially decreasing tax depreciation deductions and increasing future federal income tax payments. Also, net operating loss and investment tax credit carryforwards were canceled. As a result of the sale-related transactions, a special income tax obligation was recorded in 1987 based on an estimated effective federal and state income tax rate of 37.0%.

As a result of a decrease in a state income tax rate enacted during 1995, income tax expense for 1995 was reduced by $21 million representing the effects of adjusting deferred income taxes and the special income tax obligation for the rate decrease as required by SFAS 109, "Accounting for Income Taxes" ("SFAS 109").

In November 1996, the Company reached a settlement with the Internal Revenue Service related to the audit of the Company's consolidated federal income tax returns for the fiscal years 1990 through 1992. The Company made a payment of $39 million pending resolution of the final interest determination related to the settlement. Federal and state income tax payments were $145 million in 1996 (excluding tax settlement), $109 million in 1995 and $80 million in 1994.

Reconciliations of the U.S. statutory tax rates with the effective tax rates are as follows:
                                       1996    1995    1994
                                       ----    ----    ----
    Statutory tax rate                 35.0%   35.0%   35.0%
    State income taxes,
      net of federal benefit            3.3     3.5     3.9
    Effect of state tax decrease
      on deferred taxes                        (5.5)
    Other                              (3.2)    (.2)     .5
                                       ----    ----    ----
    Effective tax rate                 35.1%   32.8%   39.4%
                                       ====     ====    ====

Significant components of the Company's special income tax obligation and deferred income tax liabilities and (assets) are as follows:

                                                  December 31,
                                               --------------------
                                               1996           1995
                                             ------         ------
                                                 (In Millions)
   Current assets (primarily accounts
     receivable)                             $   (9)        $  (27)
   Current liabilities (primarily accrued
    liabilities and casualty reserves)         (245)          (265)
   Reserve of intercompany receivables          (31)           (31)
   Miscellaneous                                                (2)
                                             ------         ------
   Current deferred tax asset, net           $ (285)        $ (325)
                                             ======         ======
   Noncurrent liabilities:
    Property and equipment                    1,939         1,936
    Other long-term assets (primarily prepaid
     pension asset)                              92            67
    Miscellaneous                                98            66
                                             ------        ------
                                              2,129         2,069
                                             ------        ------
   Noncurrent assets:
    Nondeductible reserves and other
     liabilities                               (174)         (144)
    Tax benefit transfer receivable             (36)          (33)
    Alternative minimum tax credits                           (38)
    Miscellaneous                               (89)          (13)
                                             ------        ------
                                               (299)         (228)
                                             ------        ------
   Special income tax obligation and
    deferred income tax liabilities, net     $1,830        $1,841
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

Pension credits include the following components:

                                                    1996    1995   1994
                                                    ----    ----   ----
                                                     (In Millions)
Service cost - benefits earned during the period   $   9   $   8   $  8
Interest cost on projected benefit obligation         51      51     48
Return on plan assets - actual                      (138)   (254)   (10)
                      - deferred                      47     167    (77)
Net amortization and deferral                        (15)    (15)   (15)
                                                   -----   -----   ----
                                                   $ (46)  $ (43)  $(46)
                                                   =====   =====   ====

The funded status of the pension plans and the amounts reflected in the balance sheets are as follows:

                                               1996       1995
                                               ----       ----
                                                 (In Millions)
Accumulated benefit obligation ($655 million
 and $603 million vested, respectively)      $  661     $  609
                                             ======     ======
Market value of plan assets                   1,187      1,168
Projected benefit obligation                   (734)      (726)
                                             ------     ------
Plan assets in excess of projected
 benefit obligation                             453        442
Unrecognized prior service cost                  36         50
Unrecognized transition net asset               (90)      (120)
Unrecognized net gain                          (231)      (157)
                                             ------     ------
Net prepaid pension cost                     $  168      $ 215
                                             ======     ======

The assumed weighted average discount rates used in 1996 and 1995 are 7.5% and 7.0%, respectively, and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation as of December 31, 1996 and 1995 is 6.0%. The expected long-term rate of return on plan assets (primarily equity securities) in 1996 and 1995 is 9.0%.

  Savings Plans
  -------------
  The Company and certain subsidiaries provide 401(k) savings plans for union and non-union employees. Under the Non-union ESOP, 100% of employee contributions are matched in the form of ESOP Stock for the first 6% of a participating employee's base pay. There is no Company match provision under the union employee plan. Savings plan expense was $4 million in 1996 and 1995, and $5 million in 1994.

  In connection with the Non-union ESOP, the Company issued shares of its ESOP Stock to the Non-union ESOP in exchange for a 20 year promissory note with interest currently at 8.0% from the Non-union ESOP in the principal amount of $288 million. In conjunction with the formation of the holding company in 1993, each share of the Company's preferred stock, all of which were held by the Non-union ESOP, was automatically converted into one share of preferred stock of Conrail and the promissory note receivable from the Non-union ESOP plus the accrued interest of $21 million were reclassified by the Company to the stockholder's equity section of its balance sheet. Unearned ESOP compensation is now amortized and charged to the Company by Conrail as shares of ESOP Stock are allocated to participants. Approximately 2.7 million ESOP shares have been cumulatively allocated to participants through December 31, 1996, and a portion of these shares have been tendered to CSX (Note 2). An amount equivalent to the preferred dividends declared on the ESOP Stock proportionally offsets compensation expense of the Company and interest expense of Conrail related to the Non-union ESOP.

  Conrail makes dividend payments at a rate of 7.51% on the ESOP Stock and the Company makes additional contributions in an aggregate amount sufficient to enable the Non-union ESOP to make the required interest and principal payments on its note.

  Compensation expense related to the Non-union ESOP was $11 million in 1996, and $10 million in 1995 and 1994. The Company received debt service payments from the Non-union ESOP of $40 million in 1996, $31 million in 1995 and $21 million in 1994.

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

  The following sets forth the plans' funded status reconciled with amounts reported in the Company's balance sheets:

                                         1996                    1995
                                  -----------------        ----------------
                                             Life                     Life
                                  Medical Insurance       Medical Insurance
                                   Plan      Plan           Plan      Plan
                                            (In Millions)

  Accumulated postretirement
   benefit obligation:
    Retirees                        $44       $20            $38       $19
    Fully eligible active plan
     participants                     1                        5         1
    Other active plan participants              3                        5
                                    ---       ---            ---       ---
  Accumulated benefit obligation     45        23             43        25
  Market value of plan assets                 (10)                      (7)
                                    ---       ---            ---       ---
  Accumulated benefit obligation
   in excess of plan assets          45        13             43        18
  Unrecognized gains and (losses)    (1)        2              1        (1)
  Accrued benefit cost recognized
   in the Consolidated Balance
   Sheet                            ---       ---            ---       ---
                                    $44       $15            $44       $17
                                    ===       ===            ===       ===
  Net periodic postretirement
   benefit cost, primarily
   interest cost                    $ 3       $ 1            $ 4       $ 1
                                    ===       ===            ===       ===

  An 8 percent rate of increase in per capita costs of covered health care benefits was assumed for 1997, gradually decreasing to 6 percent by the year 2007. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996 by $2 million and would have an immaterial effect on the net periodic postretirement benefit cost for 1996. Discount rates of 7.5% and 7.0% were used to determine the accumulated postretirement benefit obligations for both the medical and life insurance plans in 1996 and 1995, respectively. The assumed rate of compensation increase was 6.0% in 1996 and 5.0% in 1995.

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

     Subsequent to July 1, 1993, the Company had 100 shares of common stock outstanding, all held by Conrail. All of the Company's long term incentive plans were amended in 1993 to reflect the use of Conrail's common stock. The Company applies APB 25 and related interpretations in accounting for the Conrail plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. SFAS 123 was issued in 1995 and, if fully adopted, would change the method of recognition of costs on plans similar to those of Conrail. Adoption of SFAS 123 is optional; however, pro forma disclosures as if the Company had adopted the cost recognition requirements under SFAS 123 in 1996 and 1995 are presented below. Conrail's stock-based compensation plans as of December 31, 1996 are described below.

     Conrail's 1987 and 1991 Long-Term Incentive Plans authorize the granting to officers and key employees of up to 4 million and 6.6 million shares of common stock, respectively, through stock options, stock appreciation rights, phantom stock and awards of restricted or performance shares. A stock option is exercisable for a specified term commencing after grant at a price not less than the fair market value of the stock on the date of grant. The vesting of awards made pursuant to these plans is contingent upon one or more of the following: continued employment, passage of time or financial and other performance goals.

     Effective November 1996, Conrail's Board of Directors authorized the automatic vesting of all unvested stock options outstanding in connection with the Merger Agreement between CSX and Conrail (Note 2).

     The activity and status of stock options under the incentive plans follow:
                                     Non-qualified Stock Options
                                     ----------------------------
                                     Option Price           Shares
                                        Per Share     Under Option
                               -----------------      ------------
    Balance, January 1, 1994    $14.000 - $60.500        1,966,321
        Granted                 $52.188 - $66.938           23,988
        Exercised               $14.000 - $51.375        (507,450)
        Canceled                $42.625 - $60.500        (118,904)
                                                        ----------
    Balance, December 31, 1994  $14.000 - $66.938        1,363,955
        Granted                 $50.688 - $68.563          516,757
        Exercised               $14.000 - $53.875         (200,940)
        Canceled                $42.625 - $53.875         (123,560)
                                                        ----------
    Balance, December 31, 1995  $14.000 - $68.563        1,556,212
        Granted                 $68.563 - $96.063          551,038
        Exercised               $14.000 - $73.250       (1,268,085)
        Canceled                $42.625 - $70.031           (3,984)
                                                        ----------
    Balance, December 31, 1996  $14.000 - $96.063          835,181
                                                        ==========
    Exercisable,
       December 31, 1996        $14.000 - $74.188          831,481
                                                        ==========
    Available for future grants
       December 31, 1995                                 1,188,193
                                                        ==========

       December 31, 1996                                 3,969,317
                                                        ==========


    The weighted average exercise prices of options granted during 1996 and 1995 are $70.130 per share and $51.204 per share, respectively. The weighted average exercise prices of options exercised during 1996 and 1995 are $48.32 per share and $31.16 per share, respectively.
    The average remaining maximum terms of options is not considered meaningful given the events that have occurred as a result of Conrail's proposed merger with CSX (Note 2).

    The fair value of each option granted during 1996 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (1) dividend yield of 2.43%,
    (2) expected volatility of 25.25%, (3) risk-free interest rate of 5.51%, and (4) expected life of 4 years. The weighted average fair value of options granted during 1996 and 1995 is $16.00 per share and $13.12 per share, respectively.

    Had the compensation cost for Conrail's 1996 and 1995 grants for stock-based compensation plans been determined consistent with SFAS 123, the Company's net income for 1996 and 1995 would approximate the pro forma amounts below ($ in millions):

                                                  1996    1995
                                                  ----    ----
    Net income as reported                       $ 335   $ 256
    Net income pro forma                           328     254

    Conrail has granted phantom shares and restricted stock under its non-union employee bonus plans to eligible employees who elect to defer all or a portion of their annual bonus in a given year. The number of shares granted depends on the length of the deferral period.
    Grants are made at the market price of Conrail's common stock at the date of grant. Conrail has granted 148,749 shares and 337,329 shares of phantom and restricted stock, respectively, under its non-union employee bonus plans through December 31, 1996. Conrail has also granted 73,344 performance shares under its 1991 Long-Term Incentive Plan through December 31, 1996. Compensation expense related to these plans was $2 million in 1996 and $3 million in 1995. The weighted-average fair value for the phantom shares and restricted stock granted during 1996 and 1995 was $68.02 per share and $52.88 per share, respectively.

11. Asset Disposition Charge
    ------------------------
    Included in 1995 operating expenses is an asset disposition charge of $283 million, which reduced net income by $175 million. The asset disposition charge resulted from a review of the Company's route system and other operating assets to determine those that no longer effectively and economically supported current and expected operations. The Company identified and has committed to sell 1,800 miles of rail lines that are expected to provide proceeds substantially less than net book value. In addition, other assets, principally yards and side tracks, identified for disposition were written down to estimated net realizable value (See Note 1 "Asset Impairment").

12. 1994 Early Retirement Program
    -----------------------------
    During 1994, the Company recorded a charge of $84 million, which reduced net income by $51 million, for a non-union employee voluntary early retirement program and related costs. The majority of the cost of the early retirement program is being paid from the Company's overfunded pension plan.

13.  Other Income, Net
     -----------------
                                   1996      1995     1994
                                   ----      ----     ----
                                         (In Millions)
     Interest income               $ 30      $ 33     $ 34
     Rental income                   50        57       53
     Property sales                  23        27       18
     Management fee                 (20)      (21)     (21)
     Other, net                       9        15       17
                                   ----      ----     ----
                                   $ 92      $111     $101
                                   ====      ====     ====

14.  Commitments and Contingencies
     ----------------------------
     Environmental
     -------------
     The Company is subject to various federal, state and local laws and regulations regarding environmental matters. The Company is a party to various proceedings brought by both regulatory agencies and private parties under federal, state and local laws, including Superfund laws, and has also received inquiries from governmental agencies with respect to other potential environmental issues. At December 31, 1996, the Company has received, together with other companies, notices of its involvement as a potentially responsible party or requests for information under the Superfund laws with respect to cleanup and/or removal costs due to its status as an alleged transporter, generator or property owner at 135 locations. However, based on currently available information, the Company believes that it may have some potential responsibility at only 61 of these sites. Due to the number of parties involved at many of these sites, the wide range of costs of possible remediation alternatives, the changing technology and the length of time over which these matters develop, it is often not possible to estimate the Company's liability for the costs associated with the assessment and remediation of contaminated sites.

     Although the Company's operating results and liquidity could be significantly affected in any quarterly or annual reporting period if it were held principally liable in certain of these actions, at December 31, 1996, the Company had accrued $55 million, an amount it believes is sufficient to cover the probable liability and remediation costs that will be incurred at Superfund sites and other sites based on known information and using various estimating techniques. The Company believes the ultimate liability for these matters will not materially affect its consolidated financial condition.

     The Company spent $11 million in 1996, $14 million in 1995 and $8 million in 1994 for environmental remediation and related costs and anticipates spending an amount comparable to that spent in 1996 during 1997. In addition, the Company's capital expenditures for environmental control and abatement projects were approximately $6 million in 1996 and 1995, and $5 million in 1994, and are anticipated to be approximately $10 million in 1997.

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

     The Company may be contingently liable for approximately $63 million at December 31, 1996 under indemnification provisions related to sales of tax benefits.

     The Company had an average of 20,761 employees in 1996, approximately 87% of whom are represented by 14 different labor organizations and are covered by 22 separate collective bargaining agreements. The Company was engaged in collective bargaining at December 31, 1996 with labor organizations representing approximately 22% of its labor force.

     In 1994, Locomotive Management Services, a general partnership of which the Company holds a fifty percent interest, issued $96 million of Equipment Trust Certificates to fund the purchase price of 60 new locomotives. While principal and interest payments on certificates will be fully guaranteed by the Company, through a sharing agreement with its partner, the Company's portion of the guarantee is reduced to approximately $48 million, effective January 1, 1997, with the Company's purchase of twenty of the locomotives.

     The Company has received three adverse jury verdicts related to railroad crossing accidents in Ohio that include significant punitive damage awards that collectively approximate $30 million.
     The Company believes the punitive damage awards in those cases are improper and that it has meritorious defenses, which it plans to pursue on appeal. The Company is not presently able to reasonably estimate the ultimate outcome of these cases, and accordingly, no expense for such awards has been recorded as of December 31, 1996.

     As part of the Merger Agreement (Note 2), Conrail may be a party to certain stock purchase options or, under certain circumstances, be required to pay substantial termination fees.



15. Condensed Quarterly Data (Unaudited)
    -----------------------------------

                                         First        Second       Third       Fourth
                                       ----------   ----------   ----------  ----------
                                       1996  1995   1996  1995   1996  1995  1996  1995
                                       ----  ----   ----  ----   ----  ----  ----  ----
                                                 ($ In Millions Except Per Share)
   Revenues                            $884  $885   $943  $918   $923  $919  $934  $946
   Income (loss) from operations         68   113     54   179    234   208   242   (45)
   Net income (loss)                     29    53     23   120    137   115   146   (32)
   Ratio of earnings to fixed charges  1.73x 2.45x  1.54x 3.48x  4.76x 4.07x 4.98x   -


    During the second quarter of 1996, the Company recorded a one-time charge of $135 million for the non-union employee voluntary early retirement and separation programs and related costs, which reduced net income by $83 million (Note 3).

    As a result of a decrease in a state income tax rate enacted during the second quarter of 1995, income tax expense was reduced by $21 million representing the effects of adjusting deferred income taxes and the special income tax obligation for the rate decrease as required under SFAS 109 (Note 8). During the fourth quarter of 1995, an asset disposition charge reduced income from operations by $283 million and adversely affected the quarter's net income by $175 million (Note 11). After the asset disposition charge, earnings were insufficient by $62 million to cover fixed charges for the quarter.

Item 9.   Changes in and Disagreements with Accountants
------    ---------------------------------------------
          on Accounting and Financial Disclosure.
          --------------------------------------

          None.
                                PART III

Item 10.  Directors and Executive Officers of the Registrant.
-------   --------------------------------------------------
          Information omitted in accordance with General Instruction
          I(2)(c).

Item 11.  Executive Compensation.
-------   ----------------------
          Information omitted in accordance with General Instruction
          I(2)(c).

Item 12.  Security Ownership of Certain Beneficial
-------   ----------------------------------------
          Owners and Management.
          ---------------------
          Information omitted in accordance with General Instruction
          I(2)(c).

          and

Item 13.  Certain Relationships and Related Transactions.
-------   ----------------------------------------------
          Information omitted in accordance with General Instruction
          I(2)(c).

                                PART IV

Item 14.  Exhibits, Financial Statement
-------   -----------------------------
          Schedules, and Reports on Form 8-K.
          ----------------------------------
(a)  The following documents are filed as a part of this report:

     1.   Financial Statements:                                     Page

          Report of Independent Accountants......................    14

          Consolidated Statements of Income for each of the
               three years in the period ended December 31, 1996.    15

          Consolidated Balance Sheets at December 31, 1996
               and 1995 .........................................    16

          Consolidated Statements of Stockholder's
               Equity for each of the three years in the
               period ended December 31, 1996....................    17

          Consolidated Statements of Cash Flows for each of
               the three years in the period ended
               December 31, 1996.................................    18

          Notes to Consolidated Financial Statements.............    19

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

     4.1 Form of Certificate of Common Stock, par value $1.00 per share, of the Registrant, filed as Exhibit 4.7 to the Registrant's Registration Statement on Form S-8 (No. 33 19155) and incorporated herein by reference.

     4.2 Form of Indenture between the Registrant and The First National Bank of Chicago, as Trustee, with respect to the issuance of up to $1.25 billion aggregate principal amount of the Registrant's debt securities, filed as Exhibit 4 to the Registrant's Registration Statement on Form S-3 (Registration No. 33-34040) and incorporated herein by reference.

           In accordance with Item 601(b)(4)(iii) of Regulation SK, copies of instruments of the Registrant with respect to the rights of holders of certain long-term debt are not filed herewith, or incorporated by reference, but will be furnished to the Commission upon request.

    10.1   Second Amended and Restated Northeast Corridor Freight
           Operating Agreement dated October 1, 1986 between National Railroad Passenger Corporation and Consolidated Rail
           Corporation, filed as Exhibit 10.1 to the Registrant's
           Registration Statement on Form S-1 (Registration No. 3311995) and incorporated herein by reference.

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

    23    Consent of Independent Accountants.

    24    Each of the officers and directors signing this Annual
          Report on Form 10-K has signed a power of attorney, contained on page 41 hereof, with respect to amendments to this Annual Report.

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

                             POWER OF ATTORNEY
                             -----------------
   Each person whose signature appears below under "SIGNATURES" hereby authorizes Timothy T. O'Toole and John A. McKelvey, or either of them, to execute in the name of each such person, and to file, any amendment to this report and hereby appoints Timothy T. O'Toole and John A. McKelvey, or either of them, as attorneys-in-fact to sign on his or her behalf, individually and in each capacity stated below, and to file any and all amendments to this report.

                              SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act 1934, Consolidated Rail Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                        CONSOLIDATED RAIL CORPORATION

Date: March 19, 1997
                                        By  /s/ David M. LeVan
                                        -----------------------------
                                        David M. LeVan
                                        Chairman, President and Chief
                                          Executive Officer and
                                          Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 19th day of March, 1997, by the following persons on behalf of Consolidated Rail
Corporation and in the capacities indicated.

Signature                               Title

/s/ David M. LeVan
------------------                      Chairman, President and Chief
David M. LeVan                          Executive Officer and Director
                                        (Principal Executive Officer)

/s/ John A. McKelvey
--------------------                    Senior Vice President-Finance
John A. McKelvey                        (Principal Financial Officer)


/s/ Donald W. Mattson
---------------------                   Vice President-Controller
Donald W. Mattson                       (Principal Accounting Officer)

/s/ H. Furlong Baldwin
----------------------                  Director
H. Furlong Baldwin

/s/ Claude S. Brinegar
----------------------                  Director
Claude S. Brinegar


_____________                           Director
Daniel B. Burke


/s/ Kathleen Foley Feldstein
----------------------------            Director
Kathleen Foley Feldstein


/s/ Roger S. Hillas
-------------------                     Director
Roger S. Hillas


/s/ E. Bradley Jones
--------------------                    Director
E. Bradley Jones


/s/ David B. Lewis
------------------                      Director
David B. Lewis


/s/ John C. Marous
------------------                      Director
John C. Marous


/s/ Gail J. McGovern
--------------------                    Director
Gail J. McGovern


/s/ Raymond T. Schuler
----------------------                  Director
Raymond T. Schuler


----------------                        Director
David H. Swanson

                                  E-1
                             EXHIBIT INDEX


Exhibit No.
-----------


12        Computation of the ratio of earnings
          to fixed charges

23        Consent of Independent Accountants

27        Financial Data Schedule

Exhibits 2, 3.1, 3.2, 3.3, 4.1, 4.2, 10.1, 10.2 and 10.3 are
incorporated herein by reference. Powers of attorney with respect to amendments to this Annual Report are contained on page 41.