Form 10-Q
period 1997-03-31
CONSOLIDATED RAIL CORP /PA/
filed 1997-05-12
CIK 810765

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-Q

(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997
                                                        --------------
    or
( ) Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from        to
                                                       -------   ------

Commission file number  1-9064
                        ------

                        CONSOLIDATED RAIL CORPORATION
     -----------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

           Pennsylvania                           23-1989084
-----------------------------------     -------------------------------
  (State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization)              Identification No.)

           2001 Market Street, Philadelphia, Pennsylvania 19101
-----------------------------------------------------------------------
                 (Address of principal executive offices)
                                (Zip Code)

                            (215) 209-4000
-----------------------------------------------------------------------
           (Registrant's telephone number, including area code)


-----------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

Number of shares of common stock outstanding (as of April 30, 1997)
100*

Registrant meets the conditions set forth in general instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

* Consolidated Rail Corporation is a wholly-owned subsidiary of Conrail Inc. (CRR).

                       CONSOLIDATED RAIL CORPORATION



                                   INDEX





                                                         Page Number
                                                         -----------

    PART I.   FINANCIAL INFORMATION

              Item 1.  Financial Statements:

                       Condensed Consolidated Statements
                       of Income - Quarters ended
                       March 31, 1997 and 1996                3

                       Condensed Consolidated Balance
                       Sheets - March 31, 1997 and
                       December 31, 1996                      4

                       Condensed Consolidated Statements
                       of Cash Flows - Quarters ended
                       March 31, 1997 and 1996                5

                       Notes to Condensed Consolidated
                       Financial Statements                   6

                       Report of Independent Accountants      7

              Item 2.  Management's Analysis of Results
                       of Operations                          8

    PART II.  OTHER INFORMATION

              Item 6.  Exhibits and Reports on Form 8-K       11

    SIGNATURES                                                12

                       PART I. FINANCIAL INFORMATION

                       CONSOLIDATED RAIL CORPORATION

 Item 1.  Financial Statements.
          --------------------


                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

 ($ In Millions)
                                                      Quarters ended
                                                         March 31,
                                                      --------------
                                                      1997      1996
                                                      ----      ----

 Revenues                                            $ 898     $ 884
                                                     -----     -----
 Operating expenses
   Way and structures                                  124       140
   Equipment                                           202       219
   Transportation                                      348       358
   General and administrative                          109        99
                                                     -----     -----

     Total operating expenses                          783       816
                                                     -----     -----
 Income from operations                                115        68
 Interest expense                                      (42)      (44)
 Other income, net                                      23        23
                                                     -----     -----
 Income before income taxes                             96        47
 Income taxes                                           36        18
                                                     -----     -----
 Net income                                          $  60     $  29
                                                     =====     =====
 Ratio of earnings to fixed charges                   2.57x     1.73x







 See accompanying notes.

                       CONSOLIDATED RAIL CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

   ($ In Millions)                              March 31,   December 31,
                                                   1997         1996
                                                ---------   ------------
         ASSETS
   Current assets
     Cash and cash equivalents                   $   18       $   17
     Accounts receivable                            661          629
     Deferred tax assets                            285          285
     Material and supplies                          141          139
     Other current assets                            33           22
                                                 ------       ------
         Total current assets                     1,138        1,092
   Property and equipment, net                    6,599        6,590
   Other assets                                     686          671
                                                 ------       ------
         Total assets                            $8,423       $8,353
                                                 ======       ======

       LIABILITIES AND STOCKHOLDER'S EQUITY
   Current liabilities
     Short-term borrowings                           65           99
     Current maturities of long-term debt            82          130
     Accounts payable                               178          160
     Wages and employee benefits                    167          143
     Casualty reserves                              136          138
     Accrued and other current liabilities          479          445
                                                 ------       ------
         Total current liabilities                1,107        1,115
   Long-term debt                                 1,889        1,876
   Casualty reserves                                195          190
   Deferred income taxes                          1,526        1,484
   Special income tax obligation                    330          346
   Other liabilities                                300          307
                                                 ------       ------
         Total liabilities                        5,347        5,318
                                                 ------       ------
   Stockholder's equity
     Preferred stock
     Common stock
     Additional paid-in capital                   2,157        2,151
     Note receivable from ESOP                     (291)        (294)
     Retained earnings                            1,210        1,178
                                                 ------       ------
         Total stockholder's equity               3,076        3,035
                                                 ------       ------
         Total liabilities and
          stockholder's equity                   $8,423       $8,353
                                                 ======       ======


   See accompanying notes.

                       CONSOLIDATED RAIL CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (Unaudited)




 ($ In Millions)
                                                     Quarters ended
                                                       March 31,
                                                     --------------
                                                      1997    1996
                                                     -----   -----

 Cash flows from operating activities                $ 166    $ 99
                                                     -----   -----

 Cash flows from investing activities
   Property and equipment acquisitions                 (41)    (18)
   Other                                                (4)    (17)
                                                     -----   -----

      Net cash used in investing activities            (45)    (35)
                                                     -----   -----

 Cash flows from financing activities
 Net proceeds from (repayment of)
   short-term borrowings                               (34)     45
 Payment of long-term debt                             (63)    (97)
 Dividends paid on common stock                        (27)    (62)
 Other                                                   4       5
                                                     -----   -----

      Net cash used in financing activities           (120)   (109)
                                                     -----   -----

 Increase (decrease) in cash and cash equivalents        1     (45)

 Cash and cash equivalents
   Beginning of period                                  17      58
                                                     -----   -----

   End of period                                     $  18   $  13
                                                     =====   =====



 See accompanying notes.

                       CONSOLIDATED RAIL CORPORATION
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)



     1. The unaudited financial statements contained herein present the consolidated financial position of Consolidated Rail Corporation (the "Company") as of March 31, 1997 and December 31, 1996, and the consolidated results of operations and cash flows for the three-month periods ended March 31, 1997 and 1996. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the results for the interim periods included.

     The rules and regulations of the Securities and Exchange Commission permit certain information and footnote disclosures, ordinarily required by generally accepted accounting principles, to be condensed or omitted from interim financial reports. Accordingly, the financial statements included herein should be read in conjunction with the audited financial statements and notes for the year ended December 31, 1996, presented in the Company's Annual Report on Form 10-K.

      2. In January 1997, the Company assumed $31 million of Equipment Trust Certificates, at an interest rate of 8.31%, due 2012, to finance the lease buyout of 20 locomotives from Locomotive Management Services, a general partnership of which the Company holds a fifty percent interest.


     3. Effective April 1, 1997, the Company's Board of Directors authorized the vesting of all stock options and performance shares outstanding in connection with the proposed acquisition of the Company's parent, Conrail Inc., by CSX Corporation and Norfolk Southern Corporation. The vesting of the performance shares will result in an $18 million charge to operating expenses in April 1997, while the vesting of stock options will not have an income statement effect.

     4. Information regarding contingent liabilities and litigation was included in Note 14 to Consolidated Financial Statements and Part I,
     Item 3 - Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. There have been no material developments with respect to these matters during the first three months of 1997, except as disclosed in the Annual Report on Form 10-K or elsewhere herein.

                     REPORT OF INDEPENDENT ACCOUNTANTS


    The Stockholder and Board of Directors of
    Consolidated Rail Corporation

    We have reviewed the accompanying condensed consolidated balance sheet of Consolidated Rail Corporation and its subsidiaries (the "Company") as of March 31, 1997 and the related condensed consolidated statements of income and cash flows for the three months ended March 31, 1997 and March 31, 1996. This financial information is the responsibility of the Company's management.

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

    We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996, and the related consolidated statements of income, of stockholder's equity and of cash flows for the year then ended (not presented herein), and in our report dated January 21, 1997, except as to Note 2 to the consolidated financial statements, which is as of March 7, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



    PRICE WATERHOUSE LLP
    Thirty South Seventeenth Street
    Philadelphia, PA 19103

    April 16, 1997

                       CONSOLIDATED RAIL CORPORATION


    Item 2.  Management's Analysis of Results of Operations
             ----------------------------------------------

    Proposed Merger
    ---------------
    On April 8, 1997, the Company's parent, Conrail Inc. ("Conrail") and CSX Corporation ("CSX") entered into the Fourth Amendment (the "Fourth Amendment") to the Merger Agreement (as amended through the Fourth Amendment, the "Merger Agreement") which facilitated CSX and Norfolk Southern Corporation ("NSC") entering into an agreement with respect to their joint acquisition of Conrail as contemplated by the Third Amendment to the Merger Agreement, dated as of March 7, 1997. The terms of the CSX-NSC Agreement are embodied in a letter agreement dated as of April 8, 1997 (the "CSX/NSC Letter Agreement").

    The CSX/NSC Letter Agreement provides, among other things, (i) for the termination of the NSC's outstanding offer to purchase Conrail shares and the dismissal of litigation between CSX and NSC, (ii) that Conrail will, after the effective time of its merger into a wholly-owned subsidiary of CSX, become a direct or indirect jointly-owned subsidiary of CSX and NSC, (iii) that CSX and NSC will jointly acquire, for $115 in cash, all Conrail shares not already owned by CSX and NSC through a tender offer scheduled to close on May 23, 1997 and subsequent merger, and (iv) that Conrail is expected to continue to be managed by its existing Board of Directors until the requisite approval of the Surface Transportation Board is obtained, at which time CSX and NSC will be separately allocated certain of Conrail's railroad assets and will jointly operate certain other railroad operations of Conrail.

    The Fourth Amendment also provides that, following April 8, 1997, Conrail's Board of Directors will not declare, and Conrail will not pay, any dividend on Conrail's capital stock with a record date on or prior to May 30, 1997.

    In light of the pending acquisition of Conrail by CSX and NSC, Standard & Poor's rating agency has downgraded the Company's long-term unsecured debt to BBB and its secured equipment trust certificates to A, while affirming the Company's A1 commercial paper rating. Moody's Investors Service has rated the Company's long-term unsecured debt as Baa2, its secured equipment trust certificates as A1 and its commercial paper as P-2.


    Results of Operations
    ---------------------

    First Quarter 1997 compared with First Quarter 1996
    ---------------------------------------------------

    Net income for the first quarter of 1997 was $60 million compared with net income for the first quarter of 1996 of $29 million.

    Included in net income for the first quarter of 1997 were merger-related costs of $14 million (net of $8 million of tax benefits). Without these costs, net income would have been $74 million.

    Operating revenues (primarily freight and line-haul revenues, but also including switching, demurrage and incidental revenues) increased $14 million, or 1.6%, from $884 million in the first quarter of 1996 to $898 million in the first quarter of 1997. A 4.9% increase in traffic volume in units (freight cars and intermodal trailers and containers) resulted in a $41 million increase in revenues. However, a decline in average revenue per unit decreased revenues by $22 million for the quarter, due to decreases in average rates, $14 million, and an unfavorable traffic mix, $8 million.

    Operating expenses decreased $33 million, or 4.0%, from $816 million in the first quarter of 1996 to $783 million in the first quarter of 1997. The following table sets forth the operating expenses for the two periods:

                                        First Quarter
                                        -------------
                                                           Increase
    ($ In Millions)                    1997     1996      (Decrease)
                                       ----     ----      ----------
    Compensation and benefits          $313     $343        $(30)
    Fuel                                 57       50           7
    Material and supplies                49       60         (11)
    Equipment rents                      92       98          (6)
    Depreciation and amortization        73       71           2
    Casualties and insurance             39       48          (9)
    Other                               160      146          14
                                       ----     ----        ----
                                       $783     $816        $(33)
                                       ====     ====        ====

    Compensation and benefits decreased $30 million, or 8.7%, primarily as a result of reductions in employment levels and other employee-related costs, as well as lower accruals for wage increases and less weather-related overtime costs occurring during the first quarter of 1997 as compared with the same period of 1996. Compensation and benefits as a percent of revenues was 34.9% in the first quarter of 1997 as compared with 38.8% in the first quarter of 1996.

    Fuel costs increased $7 million, or 14.0%, as a result of higher average fuel prices during the first quarter of 1997 as compared with the same quarter of 1996. Fuel prices are expected to decline during the remainder of 1997.

    The decline in material and supplies costs of $11 million, or 18.3%, was mostly attributable to a higher level of expenditures for repairs and maintenance of locomotives and freight cars in the first quarter of 1996 due to adverse weather conditions and an increase in the allocation of material used in capital vs. maintenance projects in the first quarter of 1997.

    Casualties and insurance costs decreased $9 million, or 18.8%, primarily due to reductions in employee injuries and loss and damage claims.

    Other expenses increased $14 million, or 9.6%, primarily as a result of merger-related costs of $22 million incurred in connection with the proposed acquisition of Conrail Inc. by CSX and NSC.

    The Company's operating ratio (operating expenses as a percent of revenues) was 87.2% for the first quarter of 1997 compared with 92.3% for the first quarter of 1996. Excluding the merger-related costs, the operating ratio for the first quarter of 1997 would have been 84.7%.


    Other Matters
    -------------

   Except for the historical information contained herein, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that may cause actual results to differ, including but not limited to the effect of economic conditions, competition, regulation and weather on Conrail's operations, customers, service and prices, and other factors discussed elsewhere in this report and, from time to time, in other reports filed with the Securities and Exchange Commission.

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


                                    CONSOLIDATED RAIL CORPORATION
                                    Registrant





                                    /s/ Timothy T. O'Toole
                                    -------------------------------
                                    Timothy T. O'Toole
                                    Senior Vice President - Law





                                    /s/ John A. McKelvey
                                    -------------------------------
                                    John A. McKelvey
                                    Senior Vice President - Finance
                                    (Principal Financial Officer)


    Date: May 9, 1997

                               EXHIBIT INDEX
                               -------------



 Exhibit
   No.
 -------


   12      Computations of the ratio of earnings
           to fixed charges.

   15      Letter re unaudited interim financial
           information from Price Waterhouse
           LLP.

   27      Financial data schedule.