Form 10-Q
period 1997-06-30
CONSOLIDATED RAIL CORP /PA/
filed 1997-08-12
CIK 810765

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                                FORM 10-Q

 (X)Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997
                                                        -------------
    or
 ( )Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from       to
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

Number of shares of common stock outstanding (as of July 31, 1997)
100

                      CONSOLIDATED RAIL CORPORATION



                                  INDEX




                                                        Page Number
                                                        ------------

   PART I.  FINANCIAL INFORMATION

           Item 1.  Financial Statements:

                    Condensed Consolidated Statements
                    of Income - Quarters and six months
                    ended June 30, 1997 and 1996             3

                    Condensed Consolidated Balance
                    Sheets - June 30, 1997 and
                    December 31, 1996                        4

                    Condensed Consolidated Statements
                    of Cash Flows - Six months ended
                    June 30, 1997 and 1996                   5

                    Notes to Condensed Consolidated
                    Financial Statements                     6

                    Report of Independent Accountants        8

           Item 2.  Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                            9


   PART II.         OTHER INFORMATION

           Item 1.  Legal Proceedings                       14

           Item 6.  Exhibits and Reports on Form 8-K        15


   SIGNATURES                                               16

                      PART I. FINANCIAL INFORMATION
                      CONSOLIDATED RAIL CORPORATION

Item 1.  Financial Statements.
         --------------------

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)

($ In Millions)

                                        Quarters Ended    Six Months Ended
                                           June 30,           June 30,
                                        --------------    ----------------
                                          1997    1996      1997      1996
                                        ------    ----    ------    ------

Revenues                                $  931    $943    $1,829    $1,827

Operating expenses
  Way and structures                       113     119       237       259
  Equipment                                199     200       401       419
  Transportation                           334     350       682       708
  General and administrative                77      85       164       184
  ESOP termination charge                  221       -       221         -
  Merger-related compensation costs        180       -       180         -
  Merger costs                              39       -        61         -
  Voluntary separation programs              -     135         -       135
                                         -----    ----     -----    ------
    Total operating expenses             1,163     889     1,946     1,705
                                         -----    ----     -----    ------

Income (loss) from operations             (232)     54      (117)      122

Interest expense                           (42)    (44)      (84)      (88)

Other income, net                           24      24        47        47
                                         -----    ----     -----    ------

Income (loss) before income taxes         (250)     34      (154)       81

Income taxes                                24      11        60        29
                                         -----    ----     -----    ------
Net income (loss)                        $(274)   $ 23     $(214)   $   52
                                         =====    ====     =====    ======

Ratio of earnings to fixed charges           -    1.54x        -      1.64x


See accompanying notes.

                      CONSOLIDATED RAIL CORPORATION
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Unaudited)

  ($ In Millions)                             June 30,    December 31,
                                                1997          1996
                                              --------    ------------
         ASSETS
  Current assets
    Cash and cash equivalents                 $   27         $   17
    Accounts receivable                          662            629
    Deferred tax assets                          292            285
    Material and supplies                        134            139
    Other current assets                          24             22
                                              ------         ------
         Total current assets                  1,139          1,092

  Property and equipment, net                  6,668          6,590
  Other assets                                   709            671
                                              ------         ------
         Total assets                         $8,516         $8,353
                                              ======         ======

         LIABILITIES AND STOCKHOLDER'S EQUITY
  Current liabilities
    Short-term borrowings                         55             99
    Current maturities of long-term debt         111            130
    Accounts payable                             180            160
    Wages and employee benefits                  304            143
    Casualty reserves                            136            138
    Accrued and other current liabilities        479            445
                                              ------         ------
         Total current liabilities             1,265          1,115

  Long-term debt                               1,879          1,876
  Casualty reserves                              194            190
  Deferred income taxes                        1,546          1,484
  Special income tax obligation                  314            346
  Other liabilities                              518            307
                                              ------         ------
         Total liabilities                     5,716          5,318
                                              ------         ------
  Stockholder's equity
    Preferred stock
    Common stock
    Additional paid-in capital                 1,864          2,151
    Note receivable from ESOP                      -           (294)
    Retained earnings                            936          1,178
                                              ------         ------
         Total stockholder's equity            2,800          3,035
                                              ------         ------
         Total liabilities and
          stockholder's equity                $8,516         $8,353
                                              ======         ======

  See accompanying notes.

                      CONSOLIDATED RAIL CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)


($ In Millions)

                                                    Six Months Ended
                                                        June 30,
                                                    ----------------
                                                     1997       1996
                                                    -----      -----
Cash flows from operating activities                $ 313      $ 305
                                                    -----      -----
Cash flows from investing activities
  Property and equipment acquisitions                (147)      (117)
  Payments for capital lease buyouts                    -        (17)
  Other                                                (6)       (11)
                                                    -----      -----
      Net cash used in investing activities          (153)      (145)
                                                    -----      -----
Cash flows from financing activities
  Net reduction in short-term borrowings              (44)       (54)
  Loans from and redemptions of insurance policies      -         95
  Payment of long-term debt                           (86)      (109)
  Dividends paid on common stock                      (27)      (141)
  Other                                                 7          6
                                                    -----      -----

 Net cash used in financing activities               (150)      (203)
                                                    -----      -----

Increase (decrease) in cash and cash equivalents       10        (43)

Cash and cash equivalents
  Beginning of period                                  17         58
                                                    -----      -----

  End of period                                     $  27      $  15
                                                    =====      =====


See accompanying notes.

                    CONSOLIDATED RAIL CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             (Unaudited)



1. The unaudited financial statements contained herein present the consolidated financial position of Consolidated Rail Corporation (the "Company") as of June 30, 1997 and December 31, 1996, the consolidated results of operations for the three and six-month periods ending June 30, 1997 and 1996 and the consolidated cash flows for the six-month periods ended June 30, 1997 and 1996. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments and those mentioned in Notes 2, 3, 4, 5 and 6, necessary to present fairly the results for the interim periods included.

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

2. The Company recorded a charge of $221 million (no related income tax effect) related to the termination of its Non-union
Employee Stock Ownership Plan ("ESOP") as a result of the repayment of the ESOP note payable of $291 million to the Company.

      3. In connection with the joint acquisition of Conrail Inc. ("Conrail"), the Company's parent, by CSX Corporation ("CSX") and Norfolk Southern Corporation ("NSC"), all outstanding performance shares and all outstanding unvested stock options, restricted shares and phantom shares vested during the quarter. The Company paid all of the amounts due employees under these arrangements and recorded a $63 million charge ($39 million after income taxes).

4. The Company recorded a charge of $110 million ($103 million after income taxes) in connection with employment agreements with certain executives, which became operative upon a change in control as defined in such agreements. As a result of the acquisition of Conrail by CSX and NSC, benefits under these agreements will be paid upon the earlier of the Surface Transportation Board's ("STB") approval or disapproval of the transaction or May 31, 1998. Severance benefits to be paid to other Company employees will be determined and accrued when the employees adversely affected by the transaction are identified, which is expected to occur near the time of the STB decision.

The Company also recorded a charge of $7 million ($4 million after income taxes) representing a portion of an amount to be paid to certain non-agreement employees as an incentive to continue their employment with the Company through the effective date of the requisite STB approval of the transaction and subsequent transition period. The total amount of these incentive payments is expected to be approximately $125 million and will continue to be accrued ratably through the fourth quarter of 1998, the expected end of the transition period.

5. Merger costs of $39 million ($24 million after income taxes) and $61 million ($38 million after income taxes) for the three and six months ended June 30, 1997, respectively, primarily include costs for investment banking, legal and consulting services related to the acquisition of Conrail by CSX and NSC.

6. During the second quarter of 1996, the Company recorded a charge of $135 million (before tax benefits of $52 million) consisting of $102 million in termination benefits to be paid to non-union employees participating in the voluntary retirement and separation programs ("voluntary separation programs") and losses of $33 million on non-cancelable leases for office space no longer required as a result of the reductions in the Company's workforce. Over 840 applications were accepted from eligible employees under both programs. Approximately $90 million of the termination benefits are being paid from the Company's overfunded pension plan.

7. Information regarding contingent liabilities and litigation was included in Note 14 to Consolidated Financial Statements and Part I,
Item 3 - Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Material developments with respect to these and other matters are discussed in Part II, Item I - Legal Proceedings in this Form 10-Q.

                  REPORT OF INDEPENDENT ACCOUNTANTS


The Stockholder and Board of Directors of
Consolidated Rail Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Consolidated Rail Corporation and its subsidiaries (the "Company") as of June 30, 1997 and the related condensed consolidated statements of income for the three and six months ended June 30, 1997 and June 30, 1996 and the condensed consolidated statements of cash flows for the six months ended June 30, 1997 and June 30, 1996. This financial information is the responsibility of the Company's management.

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



PRICE WATERHOUSE LLP
Thirty South Seventeenth Street
Philadelphia, PA 19103

July 16, 1997

                  CONSOLIDATED RAIL CORPORATION

Item 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations.
          -----------------------------------
Overview
--------

Consolidated Rail Corporation, ("CRC" or the "Company") incurred a net loss of $274 million for the second quarter of 1997 as compared with net income of $23 million for the second quarter of 1996. The second quarter 1997 net loss includes an ESOP termination charge of $221 million (no related income tax effect), merger-related compensation costs of $180 million ($146 million after income taxes) and merger costs of $39 million ($24 million after income taxes) resulting from the acquisition of the Company's parent, Conrail, (see Notes 2, 3, 4 and 5 to the Condensed Consolidated Financial Statements). Without the merger-related costs, CRC's net income for the second quarter of 1997 would have been $117 million. Net income for the second quarter of 1996 includes a one-time charge of $135 million ($83 million after income taxes) related to voluntary separation programs and related costs (see Note 6 to the Condensed Consolidated Financial Statements). Without this one-time charge, CRC's net income for the second quarter of 1996 would have been $106 million.

CRC incurred a net loss of $214 million for the first six months of 1997 as compared with net income of $52 million for the first six months of 1996. The results for the first half of 1997 include the ESOP termination charge of $221 million (no related income tax effect), the merger-related compensation costs of $180 million ($146 million after income taxes) and merger costs of $61 million ($38 million after income taxes). Without the merger-related costs and voluntary separation programs charge, CRC's net income for the first six months of 1997 and 1996 would have been $191 million and $135 million, respectively.

The Company achieved operating ratios (operating expenses as a percent of revenues) of 77.7% and 81.1%, excluding merger-related costs, for the second quarter and first six months of 1997, respectively, as compared with 80.0% and 85.9%, excluding the voluntary separation programs charge, for the comparable periods of 1996. These results were achieved despite an operating revenue decline of $12 million in the second quarter of 1997, compared with the second quarter of 1996, and essentially the same operating revenues for the first six months of 1997, compared with first half of 1996. Reductions in operating expenses (other than the merger-related costs) in both the three and six-month periods of 1997 were primarily responsible for the operating ratio improvements.


Acquisition of Conrail Inc.
--------------------------

On May 23, 1997, the CSX-NSC joint tender offer for the remaining outstanding shares of Conrail Inc.'s common and ESOP stock was concluded, with 53.4 million shares having been tendered. On June 2, 1997, Conrail became the surviving corporation in a merger with Green Acquisition Corp., a jointly-owned, indirect subsidiary of CSX and NSC, as a result of which the remaining outstanding capital stock of Conrail was acquired by NSC and CSX. The Company remains a wholly-owned subsidiary of Conrail. Simultaneous with the merger, Conrail's common stock was delisted from the New York Stock Exchange and, through the filing of a Form 15, deregistered with the Securities and Exchange Commission. The Conrail stock acquired by NSC and CSX is being held in a voting trust pending approval of the joint acquisition by the Surface Transportation Board, which is expected to occur in mid-1998.


Results of Operations
---------------------

Second Quarter 1997 compared with Second Quarter 1996
-----------------------------------------------------

The net loss for the second quarter of 1997 was $274 million after merger-related costs (see Notes 2, 3, 4 and 5 to the Condensed Consolidated Financial Statements). Net income for the second quarter of 1996 was $23 million which included the effects of the voluntary separation programs charge (see Note 6 to the Condensed Consolidated Financial Statements).

Operating revenues (primarily freight and line-haul revenues, but also including switching, demurrage and incidental revenues) decreased $12 million, or 1.3%, from $943 million in the second quarter of 1996 to $931 million in the second quarter of 1997. A 4.3% increase in traffic volume in units (freight cars and intermodal trailers and containers) resulted in a $38 million increase in revenues. However, a decline in average revenue per unit decreased revenues by $35 million for the quarter, due to decreases in average rates, $16 million, and an unfavorable traffic mix, $19 million. Other revenues declined by $15 million.

Operating expenses increased $274 million, or 30.8%, from $889 million in the second quarter of 1996 to $1,163 million in the second quarter of 1997. The following table sets forth the operating expenses for the two periods:


                                      Second Quarter
                                      --------------
                                                           Increase
($ In Millions)                        1997     1996      (Decrease)
                                     ------     ----      ----------
Compensation and benefits            $  299     $309        $(10)
Fuel                                     47       52          (5)
Material and supplies                    46       46           -
Equipment rents                          92       95          (3)
Depreciation and amortization            72       70           2
Casualties and insurance                 36       46         (10)
Other                                   131      136          (5)
ESOP termination charge                 221                  221
Merger-related compensation             180                  180
Merger costs                             39                   39
Voluntary separation programs                    135        (135)
                                     ------     ----        ----
                                     $1,163     $889        $274
                                     ======     ====        ====

Compensation and benefits decreased $10 million, or 3.2%, primarily as a result of reductions in employment levels. Compensation and benefits as a percent of revenues was 32.1% in the second quarter of 1997 as compared with 32.8% in the second quarter of 1996.

Casualties and insurance costs decreased $10 million, or 21.7%, primarily due to reductions in employee injuries.

The Company recorded $440 million of merger-related costs (see Notes 2, 3, 4 and 5 to the Condensed Consolidated Financial Statements) and a one-time charge of $135 million for the voluntary separation programs and related costs (see Note 6 to the Condensed Consolidated Financial Statements) in the second quarters of 1997 and 1996, respectively.

The Company's operating ratio (operating expenses as a percent of revenues) was 124.9% for the second quarter of 1997 compared with 94.3% for the second quarter of 1996. Excluding the merger-related costs and the voluntary separation programs charge, the operating ratios would have been 77.7% and 80.0% for the second quarters of 1997 and 1996, respectively.

The significant difference between the effective tax rates for the second quarter of 1997 as compared with the second quarter of 1996 results from the nondeductibility for income tax purposes of the ESOP termination charge and certain merger-related compensation costs.


First Six Months of 1997 compared with First Six Months of 1996
---------------------------------------------------------------

The net loss for the first six months of 1997 was $214 million which includes merger-related costs (see Notes 2, 3, 4 and 5 to the Condensed Consolidated Financial Statements). Net income for the first six months of 1996 was $52 million which included the effects of the voluntary separation programs charge (see Note 6 to the Condensed Consolidated Financial Statements).

Operating revenues increased $2 million, or .1%, to $1,829 million for the first six months of 1997 from $1,827 million for the first six months of 1996. A 4.6% increase in traffic volume resulted in a $79 million increase in revenues. A decrease in average rates and an unfavorable traffic mix reduced revenues by $31 million and $27 million, respectively. Other revenues decreased by $19 million.

Operating expenses increased $241 million, or 14.1%, to $1,946 million in the first six months of 1997, from $1,705 million in the first six months of 1996. The following table sets forth the operating expenses for the two periods:

                                      First Six Months
                                      ----------------
                                                         Increase
   ($ In Millions)                     1997     1996    (Decrease)
                                      ------   ------    --------

   Compensation and benefits          $  612   $  652     $ (40)
   Fuel                                  104      102         2
   Material and supplies                  95      106       (11)
   Equipment rents                       184      193        (9)
   Depreciation and amortization         145      141         4
   Casualties and insurance               75       94       (19)
   Other                                 269      282       (13)
   ESOP termination charge              221                 221
   Merger-related compensation          180                 180
   Merger costs                          61                  61
   Voluntary separation programs                  135      (135)
                                      ------   ------     -----
                                      $1,946   $1,705     $ 241
                                      ======   ======     =====


Compensation and benefits decreased $40 million, or 6.1%, primarily as a result of reductions in employment levels and other employee-related costs, as well as lower accruals for wage increases and less weather-related overtime costs occurring during the first quarter of 1997 as compared with the same period of 1996. Compensation and benefits as a percent of revenues was 33.5% in the first six months of 1997 as compared with 35.7% in the first six months of 1996.

The decline in material and supplies costs of $11 million, or 10.4%, was mostly attributable to a higher level of expenditures for repairs and maintenance of locomotives and freight cars in the first quarter of 1996 due to adverse weather conditions and an increase in the allocation of material used in capital vs. maintenance projects in the first quarter of 1997.

Casualties and insurance costs decreased $19 million, or 20.2%, primarily due to reductions in employee injuries.

The Company's operating ratio was 106.4% for the first six months of 1997, compared with 93.3% for the first six months of 1996. Without the merger-related costs and voluntary separation programs charge, the operating ratio would have been 81.1% and 85.9% for the first six months of 1997 and 1996, respectively.

The significant difference between the effective tax rates for the first half of 1997 as compared with the same period of 1996 results from the nondeductibility for income tax purposes of the ESOP termination charge and certain merger-related compensation costs.

Liquidity and Capital Resources
-------------------------------

The Company's cash and cash equivalents increased $10 million in the first six months of 1997, from $17 million at December 31, 1996 to $27 million at June 30, 1997. Cash generated from operations has been the Company's principal source of liquidity and is used primarily for capital expenditures, debt service and dividends. In the first six months of 1997, operating activities provided cash of $313 million.

The principal uses of cash during the quarter were for: property and equipment acquisitions, $147 million; payment of long-term debt, $86 million; net repayment of short-term borrowings, $44 million; and cash dividends on common stock, $27 million.

A working capital (current assets less current liabilities) deficit of $126 million existed at June 30, 1997 as compared with a $23 million deficit at December 31, 1996. Management believes that the Company's financial position allows it sufficient access to credit sources on investment grade terms.

During the first six months of 1997, CRC issued $100 million of commercial paper and repaid $144 million. At June 30, 1997, $155 million of commercial paper remained outstanding, of which $100 million is classified as long-term debt since it is expected to be refinanced through subsequent issuances of commercial paper and is supported by a long-term credit facility.

The Company has recorded a $117 million short-term liability and a $221 million long-term liability for certain merger-related costs, neither of which are expected to require the future use of the Company's cash for settlement.



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

                      PART II.   OTHER INFORMATION

                      CONSOLIDATED RAIL CORPORATION


Item 1.   Legal Proceedings.
          -----------------


New York Cross Harbor Railroad Terminal Corporation v. Consolidated Rail
------------------------------------------------------------------------
Corporation.
-----------

On June 5, 1997, plaintiff filed a complaint against CRC in the United States District Court for the Eastern District of New York seeking a total of $900 million in compensatory, punitive and treble damages under
Section 2 of the Sherman Antitrust Act. Plaintiff alleges that CRC engaged in anticompetitive and other unlawful acts harming plaintiff's rail car float operation in New York Harbor between Brooklyn, NY and Conrail's Greenville Yard in Jersey City, NJ. CRC believes plaintiff's legal claims to be without merit.


Hollidaysburg Environmental Investigation.
-----------------------------------------

On June 23, 1997, the Pennsylvania Attorney General's office executed a search warrant at CRC's Hollidaysburg Reclamation Plant near Altoona, PA searching for evidence of alleged illegal solid waste disposal. Since that time, the Pennsylvania Department of Environmental Protection has ordered the Company to address conditions discovered at the site and has initiated inspections at numerous other CRC facilities in Pennsylvania. The Company is complying with the terms of the order and is cooperating with and awaiting the results of these inspections.


Ohio Crossing Accident Punitive Damage Awards.
---------------------------------------------

These matters were reported in CRC's report on Form 10-K for the year ended December 31, 1996.

In June, 1997, the intermediate Appellate Court affirmed the trial court's award of punitive damages against the Company in Garrett v. Gollihue. An appeal is currently pending with the Ohio Supreme Court.

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


                                   CONSOLIDATED RAIL CORPORATION
                                   Registrant



                                    /s/ Timothy T. O'Toole
                                    ---------------------------
                                    Timothy T. O'Toole
                                    Senior Vice President - Law
                                    and Government Affairs


                                    /s/ John A. McKelvey
                                    ---------------------------
                                    John A. McKelvey
                                    Senior Vice President - Finance
                                    (Principal Financial Officer)




Date:  August 12, 1997

                              EXHIBIT INDEX
                              -------------

Exhibit
  No.
-------



  12 Computations of the ratio of earnings to fixed charges.


  15      Letter re unaudited interim financial
          information from Price Waterhouse LLP.


  27      Financial data schedule.