Form 10-Q
period 1997-09-30
CONSOLIDATED RAIL CORP /PA/
filed 1997-11-12
CIK 810765

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q

 (X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997
                                                        ------------------
     or

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

Number of shares of common stock outstanding (as of October 31, 1997)
100

                       CONSOLIDATED RAIL CORPORATION



                                   INDEX





                                                               Page Number
                                                               ------------

   PART I.  FINANCIAL INFORMATION

            Item 1.  Financial Statements:

                     Condensed Consolidated Statements
                     of Income - Quarters and nine months
                     ended September 30, 1997 and 1996              3

                     Condensed Consolidated Balance
                     Sheets - September 30, 1997 and
                     December 31, 1996                              4

                     Condensed Consolidated Statements
                     of Cash Flows - Nine months ended
                     September 30, 1997 and 1996                    5

                     Notes to Condensed Consolidated
                     Financial Statements                           6

                     Report of Independent Accountants              8

            Item 2. Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                   9


   PART II.         OTHER INFORMATION

           Item 1.  Legal Proceedings                             14

           Item 6.  Exhibits and Reports on Form 8-K              15


   SIGNATURES                                                    16

                       PART I. FINANCIAL INFORMATION
                       CONSOLIDATED RAIL CORPORATION

Item 1.  Financial Statements.
         --------------------

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

($ In Millions)

                                        Quarters Ended    Nine Months Ended
                                         September 30,      September 30,
                                         -------------    ----------------
                                          1997    1996      1997      1996
                                          ----    ----    ------    ------

Revenues                                  $935    $923    $2,764    $2,750

Operating expenses
  Way and structures                       107     106       344       365
  Equipment                                182     195       583       614
  Transportation                           334     323     1,016     1,031
  General and administrative                72      65       236       249
  ESOP termination charge                    -       -       221         -
  Merger-related compensation costs         21       -       201         -
  Merger costs                               2       -        63         -
  Voluntary separation programs              -       -         -       135
                                          ----    ----    ------    ------
    Total operating expenses               718     689     2,664     2,394
                                          ----    ----    ------    ------

Income from operations                     217     234       100       356

Interest expense                           (41)    (43)     (125)     (131)

Other income, net                           22      21        69        68
                                          ----    ----    ------    ------

Income before income taxes                 198     212        44       293

Income taxes                                97      75       157       104
                                          ----    ----    ------    ------
Net income (loss)                         $101    $137    $ (113)   $  189
                                          ====    ====    ======    ======

Ratio of earnings to fixed charges        4.78x   4.76x     1.17x     2.64x




See accompanying notes.


                       CONSOLIDATED RAIL CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                (Unaudited)


  ($ In Millions)                             September 30,    December 31,
                                                  1997             1996
                                              -------------    ------------

         ASSETS
  Current assets
    Cash and cash equivalents                    $   21          $   17
    Accounts receivable                             664             629
    Deferred tax assets                             293             285
    Material and supplies                           111             139
    Other current assets                             31              22
                                                 ------          ------
         Total current assets                     1,120           1,092

  Property and equipment, net                     6,770           6,590
  Other assets                                      692             671
                                                 ------          ------
         Total assets                            $8,582          $8,353
                                                 ======          ======

         LIABILITIES AND STOCKHOLDER'S EQUITY
  Current liabilities
    Short-term borrowings                            19              99
    Current maturities of long-term debt            109             130
    Accounts payable                                198             160
    Wages and employee benefits                     330             143
    Casualty reserves                               133             138
    Accrued and other current liabilities           491             445
                                                 ------          ------
         Total current liabilities                1,280           1,115

  Long-term debt                                  1,767           1,876
  Casualty reserves                                 195             190
  Deferred income taxes                           1,622           1,484
  Special income tax obligation                     299             346
  Other liabilities                                 518             307
                                                 ------          ------
         Total liabilities                        5,681           5,318
                                                 ------          ------
  Stockholder's equity
    Preferred stock
    Common stock
    Additional paid-in capital                    1,864           2,151
    Note receivable from ESOP                         -            (294)
    Retained earnings                             1,037           1,178
                                                 ------          ------
         Total stockholder's equity               2,901           3,035
                                                 ------          ------
         Total liabilities and
          stockholder's equity                   $8,582          $8,353
                                                 ======          ======

  See accompanying notes.

                       CONSOLIDATED RAIL CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


($ In Millions)

                                                    Nine Months Ended
                                                      September 30,
                                                    ----------------
                                                     1997       1996
                                                    -----      -----

Cash flows from operating activities                $ 628      $ 502
                                                    -----      -----
Cash flows from investing activities
  Property and equipment acquisitions                (309)      (233)
  Payments for capital lease buyouts                    -        (20)
  Other                                                (6)       (10)
                                                    -----      -----
      Net cash used in investing activities          (315)      (263)
                                                    -----      -----
Cash flows from financing activities
  Net reduction in short-term borrowings              (80)       (24)
  Loans from and redemptions of insurance policies      -         95
  Proceeds from long-term debt                          -         26
  Payment of long-term debt                          (209)      (153)
  Dividends paid on common stock                      (27)      (241)
  Other                                                 7         20
                                                    -----      -----

      Net cash used in financing activities          (309)      (277)
                                                    -----      -----

Increase (decrease) in cash and cash equivalents        4        (38)

Cash and cash equivalents
  Beginning of period                                  17         58
                                                    -----      -----

  End of period                                     $  21      $  20
                                                    =====      =====


See accompanying notes.

                       CONSOLIDATED RAIL CORPORATION

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)



1. The unaudited financial statements contained herein present the consolidated financial position of Consolidated Rail Corporation (the "Company") as of September 30, 1997 and December 31, 1996, the consolidated results of operations for the three and nine-month periods ending September 30, 1997 and 1996 and the consolidated cash flows for the nine-month periods ended September 30, 1997 and 1996. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments and those mentioned in Notes 2, 3, 4, 5, 6 and 7, necessary to present fairly the results for the interim periods included.

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

2. A tax law was enacted during the third quarter of 1997 by a state in which the Company operates which changed the Company's method of computing taxes and resulted in a tax rate increase. Income tax expense for the third quarter includes a one-time charge of $22 million representing the effects of adjusting deferred income taxes and the special income tax obligation for the rate increase as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

3. During the third quarter of 1997, the Company recorded a charge of $21 million ($14 million after income taxes) representing a portion of an amount to be paid to certain non-union employees as an incentive to continue their employment with the Company through the effective date of the requisite Surface Transportation Board ("STB") approval of the joint acquisition of Conrail Inc. ("Conrail"), the Company's parent, by CSX Corporation ("CSX") and Norfolk Southern Corporation ("NSC"), and subsequent transition period. The Company has recorded a charge of $28 million ($18 million after income taxes) related to these incentive payments through the first nine months of 1997. The total amount of such payments is expected to be approximately $125 million and will continue to be accrued ratably through the fourth quarter of 1998, the expected end of the transition period.

During the second quarter of 1997, the Company recorded a charge of $110 million ($103 million after income taxes) in connection with employment agreements with certain executives, which became operative upon a change in control as defined in such agreements. As a result of the acquisition of Conrail by CSX and NSC, benefits under these agreements will be paid upon the earlier of the STB's approval or disapproval of the transaction or May 31, 1998. Severance benefits to be paid to other Company employees will be determined and accrued when the employees adversely affected by the transaction are identified, which is expected to occur near the time of the STB decision.

4. Merger costs of $2 million and $63 million ($39 million after income taxes) for the three and nine months ended September 30, 1997, respectively, primarily include costs for investment banking, legal and consulting services related to the acquisition of Conrail by CSX and NSC.

5. In the second quarter of 1997, the Company recorded a charge of $221 million (no related income tax effect) related to the termination of its Non-union Employee Stock Ownership Plan ("ESOP") as a result of the repayment of the ESOP note payable of $291 million to the Company.

6. In connection with the joint acquisition of Conrail by CSX and NSC, all outstanding performance shares and all outstanding unvested stock options, restricted shares and phantom shares vested during the second quarter of 1997. The Company paid all of the amounts due employees under these arrangements and recorded a $63 million charge ($39 million after income taxes).

7. During the second quarter of 1996, the Company recorded a charge of $135 million (before tax benefits of $52 million) consisting of $102 million in termination benefits to be paid to non-union employees participating in the voluntary retirement and separation programs ("voluntary separation programs") and losses of $33 million on non-cancelable leases for office space no longer required as a result of the reductions in the Company's workforce. Over 840 applications were accepted from eligible employees under both programs. Approximately $90 million of the termination benefits are being paid from the Company's overfunded pension plan.

8. Information regarding contingent liabilities and litigation was included in Note 14 to Consolidated Financial Statements and Part I,
Item 3 - Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Material developments with respect to these and other matters are discussed in Part II, Item I - Legal Proceedings in this Form 10-Q.

                     REPORT OF INDEPENDENT ACCOUNTANTS


The Stockholder and Board of Directors of
Consolidated Rail Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Consolidated Rail Corporation and its subsidiaries (the "Company") as of September 30, 1997 and the related condensed consolidated statements of income for the three and nine months ended September 30, 1997 and September 30, 1996 and the condensed consolidated statements of cash flows for the nine months ended September 30, 1997 and September 30, 1996. This financial information is the responsibility of the Company's management.

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

October 15, 1997

                       CONSOLIDATED RAIL CORPORATION

Item 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations.
         -----------------------------------
Overview
--------

Net income for Consolidated Rail Corporation, ("CRC" or the "Company") was $101 million for the third quarter of 1997 as compared with $137 million for the third quarter of 1996. The results for the third quarter of 1997 include recognition of a one-time $22 million increase in income tax expense related to an increase in a state income tax rate enacted during the quarter and merger-related costs of $23 million ($16 million after income taxes) resulting from the acquisition of the Company's parent, Conrail Inc., (see Notes 2, 3 and 4 to the Condensed Consolidated Financial Statements). Without the income tax increase and merger-related costs, CRC's net income for the third quarter of 1997 would have been $139 million.

CRC incurred a net loss of $113 million for the nine months ending September 30, 1997 as compared with net income of $189 million for the comparable period of 1996. The results for the first nine months of 1997 include the aforementioned tax charge of $22 million, an ESOP termination charge of $221 million (no related income tax effect), merger-related compensation costs of $201 million ($160 million after income taxes) and merger costs of $63 million ($39 million after income taxes), (see Notes 2, 3, 4, 5 and 6 to the Condensed Consolidated Financial Statements). Results for the first nine months of 1996 include a one-time charge of $135 million ($83 million after income taxes) related to voluntary separation programs and related costs (see Note 7 to the Consolidated Financial Statements). Without the aforementioned items, CRC's net income for the first nine months of 1997 and 1996 would have been $329 million and $272 million, respectively.

The Company's continuing efforts in cost reduction and increased productivity have been primarily responsible for its operating ratio (operating expenses as a percent of revenues, excluding one-time charges) improvements in both the third quarter and first nine months of 1997 as compared with the comparable periods of 1996. The Company achieved operating ratios of 74.3% and 78.8%, excluding merger-related costs, for the third quarter and first nine months of 1997, respectively, as compared with 74.6% for the third quarter of 1996 and 82.1%, excluding the voluntary separation programs charge, for the first nine months of 1996. Increases in operating revenues of $12 million and $14 million were also experienced in the third quarter and first nine months of 1997, respectively, compared with the same periods of 1996.


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

Simultaneous with the merger, Conrail's common stock was delisted from the New York Stock Exchange and, through the filing of a Form 15, deregistered with the Securities and Exchange Commission. The Conrail stock acquired by NSC and CSX is being held in a voting trust pending approval of the joint acquisition by the Surface Transportation Board, which is expected to occur in the third quarter of 1998.


Results of Operations
---------------------

Third Quarter 1997 compared with Third Quarter 1996
---------------------------------------------------

Net income for the third quarter of 1997 was $101 million after merger-related costs and the one-time tax charge (see Notes 2, 3 and 4 to the Condensed Consolidated Financial Statements) compared with net income of $137 million for the third quarter of 1996.

Operating revenues (primarily freight and line-haul revenues, but also including switching, demurrage and incidental revenues) increased $12 million, or 1.3%, from $923 million in the third quarter of 1996 to $935 million in the third quarter of 1997. A 4.4% increase in traffic volume in units (freight cars and intermodal trailers and containers) resulted in a $39 million increase in revenues. However, a decline in average revenue per unit decreased revenues by $21 million for the quarter, due to decreases in average rates, $12 million, and an unfavorable traffic mix, $9 million. Other revenues declined by $6 million.

Operating expenses increased $29 million, or 4.2%, from $689 million in the third quarter of 1996 to $718 million in the third quarter of 1997. The following table sets forth the operating expenses for the two periods:


                                      Third Quarter
                                      --------------
                                                           Increase
($ In Millions)                        1997     1996      (Decrease)
                                       ----     ----      ----------
Compensation and benefits              $303     $286        $ 17
Fuel                                     44       44           -
Material and supplies                    38       38           -
Equipment rents                          92       94          (2)
Depreciation and amortization            74       71           3
Casualties and insurance                 32       43         (11)
Other                                   112      113          (1)
Merger-related compensation              21                   21
Merger costs                              2                    2
                                       ----     ----        ----
                                       $718     $689        $ 29
                                       ====     ====        ====

Compensation and benefits increased $17 million, or 5.9%, primarily as a result of increased wage rates that became effective during the quarter and increases in other employee-related costs, including incentive compensation, partially offset by reductions in employment levels. Compensation and benefits as a percent of revenues was 32.4% in the third quarter of 1997 as compared with 31.0% in the third quarter of 1996.

Casualties and insurance costs decreased $11 million, or 25.6%, primarily due to reductions in the number and costs of employee injuries.

The Company recorded $23 million of merger-related costs (see Notes 3 and 4 to the Condensed Consolidated Financial Statements) in the third quarter of 1997.

The Company's operating ratio (operating expenses as a percent of revenues) was 76.8% for the third quarter of 1997 compared with 74.6% for the third quarter of 1996. Excluding the merger-related costs, the operating ratio would have been 74.3% for the third quarter of 1997.

The significant difference between the effective tax rates for the third quarter of 1997 as compared with the third quarter of 1996 primarily results from the one-time $22 million increase in income tax expense related to an increase in a state income tax rate enacted during the quarter (see Note 2 to the Condensed Consolidated Financial Statements).


First Nine Months of 1997 compared with First Nine Months of 1996
-----------------------------------------------------------------

The net loss for the first nine months of 1997 was $113 million which includes merger-related costs and a one-time tax charge (see Notes 2, 3, 4, 5 and 6 to the Condensed Consolidated Financial Statements). Net income for the first nine months of 1996 was $189 million which included the effects of the voluntary separation programs charge (see Note 7 to the Condensed Consolidated Financial Statements).

Operating revenues increased $14 million, or .5%, to $2,764 million for the first nine months of 1997 from $2,750 million for the first nine months of 1996. A 4.5% increase in traffic volume resulted in a $118 million increase in revenues. A decrease in average rates and an unfavorable traffic mix reduced revenues by $42 million and $37 million, respectively. Other revenues decreased by $25 million.

Operating expenses increased $270 million, or 11.3%, to $2,664 million in the first nine months of 1997, from $2,394 million in the first nine months of 1996. The following table sets forth the operating expenses for the two periods:

                                      First Nine Months
                                      -----------------
                                                         Increase
   ($ In Millions)                     1997     1996    (Decrease)
                                      ------   ------    --------

   Compensation and benefits          $  915   $  938     $ (23)
   Fuel                                  148      146         2
   Material and supplies                 133      144       (11)
   Equipment rents                       276      287       (11)
   Depreciation and amortization         219      212         7
   Casualties and insurance              107      137       (30)
   Other                                 381      395       (14)
   ESOP termination charge               221                221
   Merger-related compensation           201                201
   Merger costs                           63                 63
   Voluntary separation programs                  135      (135)
                                      ------   ------     -----
                                      $2,664   $2,394     $ 270
                                      ======   ======     =====


Compensation and benefits decreased $23 million, or 2.5%, primarily as a result of reductions in employment levels and less weather-related overtime costs occurring during the first quarter of 1997 as compared with the same period of 1996. These decreases were partially offset by increases in other employee-related costs, including incentive compensation, and wage rate increases that became effective during the third quarter of 1997. Compensation and benefits as a percent of revenues was 33.1% in the first nine months of 1997 as compared with 34.1% in the first nine months of 1996.

Casualties and insurance costs decreased $30 million, or 21.9%, primarily due to reductions in the number and costs of employee injuries.

The Company's operating ratio was 96.4% for the first nine months of 1997, compared with 87.1% for the first nine months of 1996. Without the merger-related costs and voluntary separation programs charge, the operating ratio would have been 78.8% and 82.1% for the first nine months of 1997 and 1996, respectively.

The significant difference between the effective tax rates for the first nine months of 1997 as compared with the same period of 1996 results from the nondeductibility for income tax purposes of the ESOP termination charge and certain merger-related compensation costs as well as the aforementioned $22 million increase in income tax expense related to an increase in a state income tax rate enacted during the quarter (see Note 2 to the Condensed Consolidated Financial Statements).


Liquidity and Capital Resources
-------------------------------

The Company's cash and cash equivalents increased $4 million in the first nine months of 1997, from $17 million at December 31, 1996 to $21 million at September 30, 1997. Cash generated from operations has been the Company's principal source of liquidity and is used primarily for capital expenditures, debt service and dividends. In the first nine months of 1997, operating activities provided cash of $628 million.

The principal uses of cash were for: property and equipment acquisitions, $309 million; payment of long-term debt, $209 million; net repayment of short-term borrowings, $80 million; and cash dividends on common stock, $27 million.

A working capital (current assets less current liabilities) deficit of $160 million existed at September 30, 1997 as compared with a $23 million deficit at December 31, 1996. Management believes that the Company's financial position allows it sufficient access to credit sources on investment grade terms.

The Company has recorded a $138 million short-term liability and a $221 million long-term liability for certain merger-related costs, neither of which are expected to require the future use of the Company's cash for settlement.

During the first nine months of 1997, CRC issued $124 million of commercial paper and repaid $304 million, which included $100 million of commercial paper previously classified as long-term debt. At September 30, 1997, $19 million of commercial paper remained outstanding, all of which is classified as short-term borrowings.



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

                       PART II.   OTHER INFORMATION

                       CONSOLIDATED RAIL CORPORATION

Item 1.   Legal Proceedings.
          -----------------

Englehart v. Consolidated Rail Corporation.
------------------------------------------

On August 6, 1997, the Third Circuit Court of Appeals affirmed the U.S. District Court's grant of the Company's Motion for Summary Judgment with respect to all but one individual participant claim, and has subsequently denied plaintiffs' request for a rehearing en banc.

This matter was last reported in Consolidated Rail Corporation's ("CRC") report on Form 10-K for the year ended December 31, 1996.

Ohio Crossing Accident Punitive Damage Awards.
---------------------------------------------

The Ohio intermediate appellate court has affirmed the respective trial court's awards of punitive damages in Moore v. Consolidated Rail Corp. and Wightman v. Consolidated Rail Corp. CRC believes the punitive damage awards are improper and that it has meritorious defenses. Appeals from these decisions are currently pending before the Ohio Supreme Court. The Company is not presently able to reasonably estimate the ultimate outcome of these cases, and accordingly, no expense for the punitive damage awards has been recorded as of September 30, 1997.

These matters were last reported in CRC's report on Form 10-Q for the period ended June 30, 1997.

Bennett, et al. vs. Conrail Matched Savings Plan, Kelly, et al. vs.
-------------------------------------------------------------------
Conrail Matched Savings Plan, Gale, et al. vs. Conrail Matched Savings
----------------------------------------------------------------------
Plan, and Bunnion, et al. vs. Conrail Matched Savings Plan.
----------------------------------------------------------

In August 1997, four putative class action lawsuits were filed in the United States District Court for the Eastern District of Pennsylvania by former CRC non-agreement employees alleging various violations of ERISA in connection with the Company's announced plans to distribute surplus ESOP assets. In addition, the Bunnion complaint alleges that the Company unlawfully discriminated on the basis of age and coerced employees in connection with CRC's voluntary separation programs and that former employees who returned to the Company as independent contractors are being denied the benefits afforded CRC employees. On October 30, 1997, the District Court granted CRC's Motion to Dismiss the Bennett, Kelly and Gale complaints. A Motion to Dismiss portions of the Bunnion complaint is pending before the court.

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




Date:  November 12, 1997

                               EXHIBIT INDEX
                               -------------

Exhibit
  No.
-------



  12 Computations of the ratio of earnings to fixed charges.


  15      Letter re unaudited interim financial
          information from Price Waterhouse LLP.


  27      Financial data schedule.