Form 10-K
period 1997-12-31
CONSOLIDATED RAIL CORP /PA/
filed 1998-03-26
CIK 810765

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-K
(Mark One)
  [X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997
                          -----------------

                                    OR
  [  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________________ to ____________________

Commission File No. 1-9064

                       CONSOLIDATED RAIL CORPORATION
                       -----------------------------
          (Exact name of registrant as specified in its charter)

       Pennsylvania                                   23 1989084
--------------------------------       ---------------------------------------
(State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)

2001 Market Street, Two Commerce Square
Philadelphia, Pennsylvania                                  19101-1417
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code  (215) 209-4000
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by non-affiliates of the Registrant (as of March 3, 1998): $0.

Shares of Common Stock Outstanding (as of March 15, 1998): 100 Shares, all of which are held by the parent of the Registrant

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                            TABLE OF CONTENTS
                            -----------------


         Item                                                      Page
         ----                                                      ----

Part I     1.  Business.......................................       1
           2.  Properties.....................................       1
           3.  Legal Proceedings..............................      15
           4.  Submission of Matters to a Vote of Security
                  Holders.....................................      21
               Executive Officers of the Registrant...........      21


Part II    5.  Market for Registrant's Common Equity and
                  Related Stockholder Matters.................      26
           6.  Selected Financial Data........................      26
           7.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations..................................      30
           8.  Financial Statements and Supplementary Data....      38
           9.  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure......      61


Part III  10.  Directors and Executive Officers of the
                  Registrant..................................      62
          11.  Executive Compensation.........................      65
          12.  Security Ownership of Certain Beneficial
                  Owners and Management.......................      73
          13.  Certain Relationships and Related Transactions.      73


Part IV   14.  Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K.........................      74

Power of Attorney.............................................      77
Signatures....................................................      77

Exhibit Index.................................................      79

                                 PART I

Item 1.   Business.
------    --------
       and
Item 2.   Properties.
------    ----------

     GENERAL.  Consolidated Rail Corporation ("Conrail" or "the
     -------
Company") is a Pennsylvania corporation incorporated on February 10, 1976 to acquire, pursuant to the Regional Rail Reorganization Act of 1973, the rail properties of many of the railroads in the northeast and midwest region of the United States which had gone bankrupt during the early 1970's, the largest of which was the Penn Central Transportation Company ("Penn Central"). On July 1, 1993, Conrail became the wholly-owned subsidiary of Conrail Inc., a holding company. Conrail is Conrail Inc.'s only significant subsidiary and primary asset.

     Reports on Form 10-K for years prior to 1993 were filed by Consolidated Rail Corporation, and historic data presented therein reflect the results of Consolidated Rail Corporation for those time periods. From 1993 through 1996, Reports on Form 10-K were filed by both Conrail Inc. and Conrail. With the delisting of its publicly-listed equity securities pursuant to a Form 15 filed in June, 1997, Conrail Inc. ceased filing reports under the Securities and Exchange Act of 1934, as amended.

     MERGER OF CONRAIL INC.  On October 14, 1996, Conrail Inc., CSX
     ---------------------
Corporation ("CSX") and a subsidiary of CSX entered into an Agreement and Plan of Merger (as amended, the "Merger Agreement"), pursuant to which Conrail Inc. was to be merged with a subsidiary of CSX in a merger-of-equals transaction.

     On October 24, 1996, Norfolk Southern Corporation ("NSC") commenced an unsolicited tender offer for all outstanding Conrail Inc. voting stock at $100 per share in cash. NSC subsequently increased its offer to $115 per share in cash.

     On November 20, 1996, CSX concluded its first tender offer and purchased approximately 19.9% of Conrail Inc.'s outstanding shares for $110 per share.

     On February 4, 1997, NSC purchased approximately 8.2 million shares pursuant to a tender offer for up to 9.9% of the outstanding shares for $115 per share.

     On March 7, 1997, Conrail Inc. and CSX entered into a Third Amendment (the "Third Amendment") to the Merger Agreement, pursuant to which the price per share was increased from $110 to $115, and the number of shares to be purchased in the tender offer was increased to all outstanding shares.

     The Third Amendment also permitted CSX to conduct negotiations with other railroads, including NSC, relating to competitive issues raised by the CSX transactions, and to enter into any resulting agreement.

     On April 8, 1997, Conrail Inc. and CSX entered into the Fourth Amendment (the "Fourth Amendment"), which facilitated CSX and NSC entering into an agreement with respect to their joint acquisition of Conrail Inc. as contemplated by the Third Amendment to the Merger Agreement. The terms of the CSX-NSC Agreement are embodied in a letter agreement dated as of April 8, 1997 (the "CSX/NSC Letter Agreement") and the Transaction Agreement dated as of June 10, 1997 among Conrail Inc., CSX and NSC.

     The CSX/NSC Letter Agreement provided, among other things, (i) for the termination of the NSC's outstanding offer to purchase Conrail Inc. shares and the dismissal of litigation between CSX and NSC, (ii) that Conrail Inc. would, after the effective time of its merger into a wholly-owned subsidiary of CSX, become a direct or indirect jointly-owned subsidiary of CSX and NSC, (iii) that CSX and NSC would jointly acquire, for $115 in cash, all Conrail Inc. shares not already owned by CSX and NSC through a tender offer that closed on May 23, 1997 and subsequent merger, and (iv) that Conrail Inc. would continue to be managed by its existing Board of Directors until the requisite approval of the Surface Transportation Board is obtained, at which time CSX and NSC will be separately allocated certain of Conrail Inc.'s railroad assets and will jointly operate certain other railroad activities of Conrail Inc.

     On May 23, 1997, the CSX-NSC joint tender offer for the remaining outstanding shares of Conrail Inc.'s common and ESOP stock was concluded. On June 2, 1997, Conrail Inc. became the surviving corporation in a merger with Green Acquisition Corp., a jointly-owned, indirect subsidiary of CSX and NSC, as a result of which the remaining outstanding capital stock of Conrail Inc. was acquired by NSC and CSX. Conrail remains a wholly-owned subsidiary of Conrail Inc.
Simultaneous with the merger, Conrail Inc.'s common stock was delisted from the New York Stock Exchange and, through the filing of a Form 15, deregistered with the Securities and Exchange Commission. The Conrail Inc. stock acquired by NSC and CSX is being held in a voting trust pending approval of the joint acquisition by the Surface Transportation Board, which is expected to occur in mid-1998.

     RAIL OPERATIONS.  Conrail provides freight transportation
     ---------------
services within the northeast and midwest United States. Conrail interchanges freight with other United States and Canadian railroads for transport to destinations within and outside Conrail's service region. Conrail operates no significant line of business other than the freight railroad business and does not provide common carrier passenger or commuter train service.

     Conrail serves a heavily industrial region that is marked by dense population centers which constitute a substantial market for consumer durable and non-durable goods, and a market for raw materials used in manufacturing and by electric utilities. Conrail's traffic levels and, as a result, its financial performance are substantially affected by its ability to compete with trucks and other railroads, the economic strength of the industries and metropolitan areas that produce and consume the freight Conrail hauls and the traffic generated by Conrail's connecting railroads. Conrail remains dependent on non-bulk traffic, which tends to generate higher revenues than bulk commodities, but also involves higher costs and is more vulnerable to truck competition.

     The Service Group System

     Since 1994, Conrail's marketing, sales and related operations functions have been organized into four service groups: CORE Service, Intermodal Service, Unit Train Service and Automotive Service. Petrochemicals and minerals, food and agriculture products, forest and manufactured products, and metals are handled by the CORE Service Group. The Intermodal Service Group handles intermodal trailers and containers. The Unit Train Service Group handles coal and ore traffic. The Automotive Service Group handles automotive parts and finished vehicles. Each of these groups controls the integrated planning, pricing and operating functions that will enable them to tailor services, develop products and make capital investments directed toward the special requirements of their respective customers.

     Revenues for the Service Groups for 1993 through 1997, together with total annual traffic volumes, are set forth in the following tables.

                          Service Groups - Revenues ($ in Millions)

                                  Years ended December 31,
                          -----------------------------------------
                             1997    1996    1995   1994    1993
                             ----    ----    ----   ----    ----
CORE Service Group(1)
  Revenues(2)               $1,546  $1,542  $1,557 $1,587  $1,514
  Percent of total           43.3%   43.9%   44.5%  44.5%   45.9%

Intermodal Service Group
  Revenues(2)                 819     747     701    742     647
  Percent of total           23.0%   21.3%   20.0%  20.8%   19.6%

Unit Train Service Group
  Revenues(2)                 654     666     659    631     583
  Percent of total           18.3%   19.0%   18.8%  17.7%   17.7%

Automotive Service Group
  Revenues(2)                 568     543     549    558     505
  Percent of total           15.9%   15.5%   15.7%  15.7%   15.3%

Total Unassigned Revenue(2)  (20)      11      36     46      48
                             (.5%)    0.3%    1.0%   1.3%    1.5%

Total line haul revenue     $3,567  $3,509  $3,502 $3,564  $3,297
Miscellaneous revenue(3)       167     175     166    152     141
                            ------  ------  ------ ------  ------
Total freight revenue       $3,734  $3,684  $3,668 $3,716  $3,438

---------------------------
(1)Petrochemicals and
     Minerals               $  588  $  582  $  584 $  603  $  565
   Food and Agriculture        336     335     353    361     351
   Forest and Mfg. Products    308     318     329    326     308
   Metals                      314     307     291    297     290
                            ------  ------  ------ ------  ------
   Total CORE Srv. Grp.     $1,546  $1,542  $1,557 $1,587  $1,514
                            ======  ======  ====== ======  ======
(2)Revenues for the years 1993 and 1994 have been reclassified to exclude unassigned revenue from Service Group totals to provide more accurate comparisons to the current period.

(3)  Includes switching, demurrage and other miscellaneous revenues.


                             SERVICE GROUPS - VOLUME IN UNITS
                  (FREIGHT CARS AND INTERMODAL TRAILERS AND CONTAINERS)
                                      (IN THOUSANDS)

                                  Years ended December 31,
                         -----------------------------------------
                            1997    1996    1995   1994    1993
                            ----    ----    ----   ----    ----
CORE Service Group(1)       1,255   1,235   1,254  1,321   1,302

Intermodal Service Group    1,760   1,584   1,473  1,589   1,355

Unit Train Service Group      839     862     862    912     878

Automotive Service Group      422     392     399    396     360
                            -----   -----   -----  -----   -----
Total Volume                4,276   4,073   3,988  4,218   3,895
                            =====   =====   =====  =====   =====

------------------------
(1)Petrochemicals and
     Minerals                 364     350     358    376     374
   Food and Agriculture       262     257     265    289     295
   Forest and Mfg. Products   289     290     306    318     309
   Metals                     340     338     325    338     324
                            -----   -----   -----  -----   -----
   Total CORE Srv. Grp.     1,255   1,235   1,254  1,321   1,302
                            =====   =====   =====  =====   =====


     CORE Service Group
     ------------------

     In 1997, revenues and volume for this service group increased 0.3% and 1.7%, respectively, from 1996. CORE's Metals business unit led the group, with revenue growth of 1.9% from the prior year. The Petrochemicals and Minerals and Food and Agricultural units also increased revenue slightly over 1996. The Forest and Manufactured unit was down in revenue compared to 1996 (2.8%).

     Petrochemicals and Minerals:  This commodity group consists of a
     ---------------------------
wide variety of commodities, including agricultural and organic chemicals, plastic pellets, soda ash, construction minerals, petroleum products and waste. The majority of traffic is joint line and the primary flows are between Louisiana and Texas, (as originating sources), and Delaware, New Jersey, and Pennsylvania (as destination points). This commodity group's customer base and origin/destination pair mix are both large and diverse, with none occupying a dominant position in terms of Conrail's traffic volume or revenues. Conrail's traffic in this commodity group grew 4.0% in 1997 over 1996, with revenue up 1.0%. Revenues from minerals, petroleum products and waste all grew over 1997, while chemical revenue declined slightly due to plant closures and shifts in traffic to short-haul moves.

     The largest component of this business is chemical traffic, accounting for approximately 44% of the revenue and 39% of the volume in 1997. This traffic includes chlorine, smaller volumes of other hazardous chemicals and non-hazardous substances which, if spilled or released into the atmosphere, could be dangerous and could result in significant liability to Conrail. Under catastrophic circumstances, such liability could exceed Conrail's $300 million in insurance coverage for such accidents. It is impossible to eliminate the risk of such liability; however, Conrail has not experienced any significant liability as a result of an accident involving chlorine or any other such substance. Furthermore, Conrail has safety procedures designed to prevent the occurrence of such accidents, or limit their impact should they occur, and works in concert with chemical manufacturers to reduce the risks in transporting these commodities, subscribing to the policies and procedures defined under Responsible Care partnerships. Conrail has been a Responsible Care partner since 1996, and Conrail is on schedule in implementing its five-year Responsible Care plan.

     Increasing regulation by federal, state and local governments of the transportation and handling of hazardous and non-hazardous substances and waste has increased the administrative burden and cost of transporting certain commodities in this group.

     Food and Agriculture:  This commodity group includes fresh and
     --------------------
processed food products moving primarily in boxcars, grain, grain products and agricultural chemicals moving in covered hopper and tank cars. Conrail's revenue increased by 0.4% and units increased by 1.8% in 1997 from 1996 levels. Traffic in the food segment grew slightly in spite of lower canned goods traffic, while agriculture units grew by 3.4%, due to strong demand for agricultural chemicals, as well as a strong harvest.

     Forest and Manufactured Products:  This commodity group includes
     --------------------------------
paper and wood products moving in boxcars, certain lumber and related products moving on flatcars, and general manufactured commodities moving in boxcars. These commodities generated $308 million in revenue in 1997, an overall decline of 2.8% from 1996. The forest products segment of this business (paper and wood products) accounted for 89% of the revenue in 1997. The manufactured products segment suffered a 17% decline in revenue in 1997 compared to 1996, as the result of closing distribution centers and declines in the handling of certain manufactured products.

     Metals:  This commodity group includes scrap ferrous products and
     ------
semi-finished, finished and sheet steel. In 1997, units increased 0.5%, revenue per unit rose 1.4% and revenues grew 1.9% over 1996. Additional fleet capacity from new cars and improved freight car utilization contributed to the year-over-year growth.

     Intermodal Service Group
     ------------------------

     Conrail continues to be one of the rail industry's leaders in handling intermodal traffic. Volume and revenue increased 11.1% and 9.6%, respectively, in 1997 from 1996. Conrail handled 1.76 million units of intermodal traffic in 1997.

     Conrail's intermodal traffic consists of three segments. The first segment is Conrail's parcel/package traffic, which principally involves shipments for the United Parcel Service, U.S. Postal Service and less-than-truck-local companies. Revenue in this segment increased by 8.3% in 1997.

     The second segment is domestic traffic, which includes a variety of commodities and customers. Revenue in this segment increased by 9.4% in 1997. Traffic from major truckload companies continued to increase, as did traffic from intermodal marketing companies (or third party freight consolidators and brokers).

     International container traffic constitutes the third segment of Conrail's intermodal traffic. International container traffic chiefly involves goods produced in the Pacific Basin and shipped by rail from west coast ports to east coast markets. Conrail and its western railroad connections are able to participate in this traffic because they have established superior transit time compared with the all-water route through the Panama Canal. Conrail also participates in traffic moving through Atlantic ports for import and export trade with European and Mediterranean markets. Revenue from Conrail's international intermodal traffic increased 11.3% in 1997.

     In 1997, Conrail's major intermodal terminal improvements included expansion at Harrisburg and Chicago 47th Street and extensive paving at Pittsburgh and North Bergen. Also in 1997, Conrail added 1,200 containers to the EMP container program, a joint venture with NSC and Union Pacific railroads.

     Unit Train Service Group
     ------------------------

     The Unit Train Service Group consists of coal, coke, iron ore and aggregates. The 1997 volume and revenue for this group fell below 1996 figures by 2.7% and 1.7%, respectively. A major cause for this reduction was an 18% decline in coke and iron ore volume, due mainly to a prolonged strike at Wheeling-Pittsburgh Steel.

     Utility coal, which makes up over 70% of Conrail's coal business, increased in volume and revenue by approximately 5% and 9%, respectively, over 1996 levels. Conrail moves utility coal from local and off-line mines to electric utility generating stations. The utility industry continues to deregulate, which will affect the competitive nature of the utility generating stations currently served by Conrail. Annual coal traffic volumes to these electric generating stations fluctuate with a utility's coal inventory policy, the weather and the competitive position of the station.

     Export, industrial and metallurgical coals represent the remaining segments of Conrail's coal traffic. Export coal traffic volume and revenue decreased in 1997 by approximately 6% and 31%, respectively. This decrease was the result of weaker demand for U.S. coal by European utilities, resulting from the increased price competition from South American and South African sources. The industrial coal figures remained unchanged from the 1996 levels. The metallurgical coal volumes increased slightly, while revenue decreased by 18%, changes due in large part to an increase in shorter haul business in this segment.

     Automotive Service Group
     ------------------------

     Despite the closing of General Motor's Tarrytown Assembly Plant, Conrail's Automotive Service Group revenue increased 4.6% in 1997. Revenue for the finished vehicles segment increased 5.9%, and revenue for the autoparts segment increased 2.6% over 1996 levels.

     Additional market share, combined with a 4% increase in North American light vehicle production, positively affected 1997 revenues. The autoparts segment increased as a result of capturing new traffic lanes, and finished vehicles traffic increased as the result of gaining additional business from domestic and foreign-based domestic manufacturers.

     Certain Statistics.  The following tables provide various
     ------------------
measurements relating to Conrail's rail operations from 1993 through 1997:

                                                 PRODUCTIVITY DATA
                                              Years ended December 31,
                                          -------------------------------------
                                           1997     1996    1995    1994    1993

Operating ratio (1)...................    91.5%    83.8%   87.6%   83.8%   82.8%
Compensation and benefits ratio.......    32.8%    32.7%   34.0%   33.9%   35.7%
Employees (average)...................   20,675   21,280  23,510  24,833  25,406
Gross ton miles per freight employee
   hour worked (2)(3).................    5,133    4,634   4,352   4,135   3,805
Gross ton miles per freight train
   hour (thousands) (2)(3)............    119.1    113.4   118.7   113.0   119.0
Gross ton miles per locomotive in
  service (millions) (2)(3)...........    119.1    114.2   110.1   104.8   102.4
Gross ton miles per gallon of fuel (2)      795      790     774     749     745


 (1) The Company's operating ratio for 1997 (operating expenses as a percentage of revenues) includes the effects of a $221 million ESOP termination charge, and $287 million in merger-related expenses, without which the operating ratio would have been 77.9%. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 to the Consolidated Financial Statements elsewhere in this Annual Report. The 1996 operating ratio includes the effect of a one-time $135 million charge for non-union voluntary separation programs and related losses on certain non-cancelable leases, and $16 million in merger-related expenses. Without these charges, Conrail's operating ratio would have been 79.7%. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 3 and 11 to the Consolidated Financial Statements elsewhere in this Annual Report. Without the $283 million special charge in 1995, Conrail's operating ratio would have been 79.9%. See Note 12 to the Consolidated Financial Statements elsewhere in this Annual Report. Without an $84 million special charge in 1994, Conrail's operating ratio would have been 81.5%.

(2)  Consolidated Rail Corporation without subsidiaries.

(3)  Locomotive weight not included.


                                             QUALITY OF SERVICE DATA(1)
                                              Years ended December 31,
                                         -------------------------------------
                                         1997     1996    1995    1994    1993
                                         ----     ----    ----    ----    ----
Miles of track under slow order.......      9       12      43      49      62
Locomotive out of service ratio.......   7.0%     9.4%    9.1%    8.7%    8.3%
Freight cars requiring heavy repairs..   5.6%     5.6%    5.6%    4.9%    4.7%
Reportable train accidents ...........    168      180     141     160     155
Cost of loss and damage incidents
   as a percent of revenue............   .48%     .52%    .47%    .48%    .39%


(1)  Consolidated Rail Corporation without subsidiaries.

     COMPETITION.  Conrail's rail services face significant
     -----------
competition from trucks, from other railroads, and from the availability of the same or substitute goods produced at points not served by Conrail. The trucking industry is especially competitive in Conrail's service area because, among other reasons, freight in this region is moved shorter distances than in the West, and the cost characteristics of the railroad and trucking industries generally make trucks more competitive over shorter distances.

     Price and service competition from trucks, while present for all commodities, is especially evident in the movement of intermodal freight, auto parts, and finished steel. Competition from trucks has been increased by the passage of legislation removing certain barriers to entry into the trucking business and allowing the use of wider, longer, and heavier trailers and multiple trailer combinations.
Larger trailers and multiple trailer combinations have substantially increased productivity in the trucking industry, and any future legislation permitting further increases in truck capacity could have a substantial adverse effect on the competitiveness of railroads.

     Conrail is also subject to competition from other railroads. In most of Conrail's service territory, one or more other railroads can serve customers directly. Elsewhere, the ability to provide joint service with the many short lines whose operations have proliferated throughout the East, and/or in partnership with trucks (for pick-up, delivery, and draying services) allows rail competitors whose tracks do not reach given customers or points to constrain Conrail prices and to compete effectively for movement of the freight. In addition, recent changes in the nature of rail service offerings and in technology have expanded the scope of rail service beyond the physical limitations of lines, which has resulted in increased railroad competition.

     An important influence on Conrail's competitive position is regulation by the Federal government. Prior to 1980, regulation significantly inhibited the ability of railroads to respond to increasing customer demands, overall logistics needs, and changing transportation markets. The Staggers Rail Act of 1980 ("Staggers Act") substantially reduced the restrictions of regulation. In particular, railroads were given more opportunity to reduce costs and more freedom to adjust prices and service offerings, which enabled them to compete more effectively. Under the Staggers Act, the former Interstate Commerce Commission ("ICC") deregulated a significant amount of railroad traffic, including intermodal and most boxcar traffic, finished vehicles and numerous other commodities moving in other types of equipment.

     The Staggers Act further enhanced railroads' competitive options by permitting the use of railroad-shipper contracts for traffic still regulated, under which the parties can negotiate customer-specific prices, service standards and terms. These contracts generally provide prices lower than tariff rates and many do not guarantee that any given amount of freight will be shipped during their term. As of

December 31, 1997, Conrail was a party to 3,403 such contracts for regulated traffic, which Conrail estimates accounted for 26% of its line-haul revenues in 1997. Although some contracts have a term longer than one year, most contracts are for one year or less. The majority of Conrail's multi-year contracts are subject to cost-related adjustments that provide for flat percentage increases. The cost-based provisions in certain of these contracts are tied to indices formerly under the jurisdiction of the ICC. Action to adjust these indices for productivity gains by the railroads has had an adverse impact on Conrail's ability to recover costs under such contracts, which accounted for less than 1% of Conrail's line haul revenues in 1997.

     Effective January 1, 1996, pursuant to the ICC Termination Act of 1995, the authority of the ICC to regulate railroads was transferred to the Department of Transportation ("DOT") to be administered by the Surface Transportation Board. The prior regulatory scheme remains substantially intact, with the following significant changes: (1) access to freight railroad tracks by rail operators (both freight and passenger) operating on behalf of local governmental authorities has been eased; (2) some types of abandonments may take appreciably longer; (3) tariffs and most contracts will no longer be filed (other mechanisms are required for advising customers of rates and rate changes); (4) minimum rate levels will no longer be regulated; and
(5) DOT will not regulate railroad issuances of securities or assumptions of debt. Other changes will require development of new regulations and/or of a body of precedent before their impact can be fully assessed.

     PROPERTY.  As of December 31, 1997, Conrail (excluding its
     --------
subsidiaries) maintained 17,016 miles of track including track for crossovers, turnouts, second main, other main, passing and switch track, on its 10,801 mile route system. Of total route miles, 8,479 are owned, 191 are leased or operated under contract and 2,131 are operated under trackage rights, including approximately 300 miles operated pursuant to an easement over Amtrak's Northeast Corridor. As of December 31, 1997, virtually all track over which at least 10 million gross tons moved annually (6,008 track miles) was heavy-weight rail of at least 127 pounds per yard, and 100% of such track had continuous welded rail. Continuous welded rail reduces track maintenance costs and, in general, permits trains to travel at higher speeds. As of December 31, 1997, Conrail had 8,702 miles of continuous welded rail on track it maintained.

     As of December 31, 1997, 83% of the 3,878 track miles maintained for fast freight traffic had a maximum operating speed of 50 MPH or more, and 70% had a maximum operating speed of at least 60 MPH. As of December 31, 1997, approximately 96% of the track over which at least 10 million gross tons moved annually was governed by automatic signal systems. In all, as of December 31, 1997, 7,598 miles of track were controlled by automatic signal systems.

     Until the acquisition of Conrail Inc. by CSX and NSC, Conrail was engaged in an ongoing process to identify certain under-utilized rail lines and other underperforming assets to avoid future capital costs and to improve its return on assets. Conrail recorded a $283 million charge in 1995 to cover the expected losses upon disposition of approximately 1,800 miles of lines and other assets not required to support Conrail's service. See Note 12 to the Consolidated Financial Statements elsewhere in this Annual Report.

     The following table indicates the number of locomotives and freight cars owned (or subject to capitalized leases) and includes 22,618 freight cars used by Conrail under operating leases. These total figures are as of December 31, 1997, and include stored or surplus units, but exclude subsidiaries which have an immaterial number of locomotives and freight cars:


                    LOCOMOTIVES AND FREIGHT CARS

                                                Number of Units
                                                ---------------
                                              Total       Stored(1)
                                              -----       ---------
     LOCOMOTIVES........................      1,967          16
                                             ------          --
       Road.............................      1,831           8
       Switching........................        136           8


                                              Total       Surplus(2)
                                              -----       ----------

     FREIGHT CARS.......................     45,690        3,486
                                             ------        -----
       Box..............................      7,703          709
       Covered Hopper...................      2,816           65
       Open Hopper......................     10,934        2,517
       Gondola..........................      4,408           68
       Coil Steel.......................     11,387            0
       Multi-Level......................      7,043           36
       Flat and Other...................      1,399           91


-----------
(1) Serviceable locomotives not required for current operations on December 31, 1997.

(2) Freight cars which did not move during the seven days immediately preceding December 31, 1997 and which were available for loading. The number of surplus freight cars during 1997 fluctuated due to variations in traffic and fleet adjustments.

     On December 31, 1997, the average age of Conrail's road locomotives, not including stored-serviceable units, was 12.1 years. The average age of the total locomotive fleet was 16.4 years, and the average age of the total freight car fleet was 22 years.


     CAPITAL EXPENDITURES.  The following tables provide information
     --------------------
concerning capital expenditures from 1993 through 1997:


                         CAPITAL EXPENDITURES
                             (In Millions)

                                                      Years ended December 31,
                                              ---------------------------------------
                                              1997    1996    1995    1994    1993
                                              ----    ----    ----    ----    ----
Track rehabilitation......                    $169    $203    $206    $221    $207

Rolling stock and transportation equipment..   222     139     170     139     314
Other(1)..................                     135     136     118     148     129
                                               ---     ---     ---     ---     ---

Total.....................                    $526    $478    $494    $508    $650
                                              ====    ====    ====    ====    ====
Subsidiaries of
Consolidated Rail
Corporation (included in
Total)....................                    $  9    $  5    $  4    $  3    $  3


(1) Includes communications and signals, bridges and tunnels, computers and telecommunications, and other improvements.


                         TRACK REHABILITATION

                                                     Years ended December 31,
                                            ----------------------------------------
                                              1997    1996    1995     1994    1993
                                              ----    ----    ----     ----    ----
Track miles surfaced......                   3,702   4,685   3,162    2,749   3,154
Track miles of rail laid..                     151     241     255      207     201
Ties installed (millions).                     0.7     0.9     1.1      1.1     1.0


     EMPLOYEES AND LABOR.  Conrail (excluding subsidiaries) averaged
     -------------------
19,802 employees in 1997, 86% of whom are represented by a total of 14 labor organizations and are covered by 21 separate collective bargaining agreements.

     Conrail has concluded collective bargaining agreements with all of the organizations representing its agreement employees. These agreements contain moratorium clauses providing that they may not be reopened prior to January 1, 2000 or later. However, a single issue remains outstanding with one of the above-mentioned organizations, the Transportation Communications International Union, representing approximately 1,950 Conrail employees. The parties are currently in mediation under the auspices of the National Mediation Board (NMB).

     If the NMB eventually concludes that its efforts to resolve the dispute will not be successful, it will proffer binding arbitration. If either side refuses to arbitrate, there is a 30-day "cooling-off" period during which the NMB may make a finding that the dispute threatens "substantially to interrupt interstate commerce to a degree such as to deprive any section of the country of essential transportation service." Such finding is then presented to the President of the United States who has the option of appointing an Emergency Board to investigate the dispute. If the President does not appoint an Emergency Board, the parties are free to resort to self help at the conclusion of the above-mentioned cooling-off period.

     If the President does appoint an Emergency Board, the Board has 30 days to investigate the dispute and report its findings. The Emergency Board's findings are non-binding. Although the parties must maintain the status quo for a period of 30 days following the issuance of the Board's report, any party which rejects the Board's findings may thereafter resort to self help. In the event of a strike, Congress has the power to resolve the dispute by enacting legislation, including legislation imposing a labor contract in accordance with the findings of the Emergency Board.

     Under a decision by the United States Supreme Court on April 28, 1987, rail unions have the right, under the Railway Labor Act and other federal laws, to engage in secondary picketing against any railroad. As a result, a labor dispute between one railroad and a union can cause a strike to spread to any other railroad, or to all other railroads, whether or not the union has a collective bargaining agreement or a dispute with such other railroads. There is also the potential that railroads may be subject to secondary picketing in the event of a strike in the airline industry, which, like the railroad industry, is subject to the Railway Labor Act.

     Should Conrail or its subsidiaries be the subject of a strike or secondary picketing, Conrail's rail operations could be stopped or severely curtailed.

     GOVERNMENT REGULATION.  Conrail is subject to environmental,
     ---------------------
safety, and other regulations generally applicable to all businesses, and its rail operations are also regulated by the DOT, the Federal Railroad Administration ("FRA"), state Departments of Transportation and some state and local regulatory agencies.

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

     Under the Staggers Act, federal regulation of rates and services was reduced. The regulatory scheme, now administered by the Surface Transportation Board, continues the ICC's prior deregulation of rates for intermodal traffic, most boxcar traffic and a series of miscellaneous commodities, including steel and automobiles. In addition, railroads are free to negotiate contracts with shippers setting rates, service standards and the terms for movements of other kinds of traffic. As a result, railroads have greater flexibility in adjusting rates and services to meet revenue needs and competitive conditions. For further discussion of the abolition of the ICC and the effect of the transfer of its regulatory authority to DOT, see "Competition."

     The FRA has jurisdiction over safety and railroad equipment standards.

     Conrail's rail operations are also subject to a variety of governmental laws and regulations relating to the protection of the environment. In addition to being involved as a potentially responsible party at numerous Superfund sites (see Item 3 - "Legal Proceedings"), Conrail is subject to increasing regulation of its transportation and handling of certain hazardous and non-hazardous commodities and waste which has resulted in additional administrative and operating costs. Also, on February 11, 1997, the United States Environmental Protection Agency published in the Federal Register Proposed Rule "Emission Standards for Locomotives and Locomotive Engines". According to the Proposed Rule, locomotive engines (other than those defined as new or remanufactured) may be regulated by the
states.   Additional investments will likely be required to bring
other than new locomotives into compliance, although the timing and amount of the investments will not be determinable until the Rule is adopted. On December 17, 1997, the EPA signed the Final Rules, which have not yet been published and are not substantially different than the proposed Rules. Compliance with existing laws and regulations relating to the protection of the environment has not had a material effect on Conrail's capital expenditures, earnings or competitive condition. (See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters," and Note 14 to the Consolidated Financial Statements included elsewhere in this Annual Report.)

Item 3.  Legal Proceedings.
------   -----------------

     Occupational Disease Litigation.  Conrail has been named as a
     -------------------------------
defendant in lawsuits filed pursuant to the provisions of the Federal Employers' Liability Act ("FELA") by persons alleging (1) personal injury or death caused by exposure to asbestos in connection with railroad employment (2) complete or partial loss of hearing caused by exposure to excessive noise in the course of railroad employment; (3) repetitive motion injury in connection with railroad employment; and
(4) personal injury or death caused by exposure to deleterious substances (mixed dusts, fumes, chemicals, etc.) As of December 31, 1997, Conrail was a defendant in 524 pending asbestos suits, 971 pending hearing loss suits, 2,857 repetitive motion injury suits and 215 pending deleterious substance suits, and had notice of 1,183 potential asbestosis claims, 1,265 potential hearing loss claims, 587 potential repetitive motion injury claims and 24 deleterious substance claims.

     Conrail expects to be named as a defendant in a significant number of occupational disease cases in the future.

     Punitive Damage Awards in Ohio Crossing Accident Cases.  Conrail
     ------------------------------------------------------
has received adverse jury verdicts in three separate crossing accident cases in Ohio: Garrett and Gollihue v. Consolidated Rail Corp.; Wightman v. Consolidated Rail Corp.; and Moore, et al. v. Consolidated Rail Corp. In each case, the jury awarded substantial punitive damages in connection with property damage resulting from the accidents. Collectively, the total punitive damage awards total approximately $30 million, based on property damage that totals less than $5,000. In Wightman v. Conrail, the judge reduced the punitive damages award to $15 million, Conrail's appeal to the intermediate Appellate Court was unsuccessful, and an appeal is pending with the Ohio Supreme Court. Conrail has settled the Moore and Garrett cases.

     Structure and Crossing Removal Disputes in Connection With Lines
     ----------------------------------------------------------------
Abandoned Under Northeast Rail Service Act("NERSA").  Conrail may be
---------------------------------------------------
responsible, in whole or in part, for the costs of removal of several hundred overhead and underpass crossings located on railroad lines it has abandoned under NERSA (and, in some instances, responsible for the removal of the lines of railroad themselves as well as appurtenant structures). Conrail's liability for the removal of such lines, crossings and structures will be determined on a case-by-case basis, and is dependent upon the circumstances under which each was constructed, the nature of Conrail's property interest with respect to such structures, the existence of contracts pertaining to such crossings and structures, and applicable federal and state law. Some states have imposed upon Conrail the obligation to remove certain crossings.

     Englehart v. Conrail.  In connection with the Special Voluntary
     --------------------
Retirement Program offered to certain employees in late 1989 and early 1990, Conrail used surplus funds in its over-funded Supplemental Pension Plan ("Plan") to fund certain aspects of that program. In December 1992, certain former Conrail employees brought suit challenging the use of surplus Plan funds (a) to pay administrative Plan expenses previously paid by Conrail, (b) to fund the Special Voluntary Retirement Program, and (c) to pay life insurance and medical insurance premiums of former employees as improper and unlawful, and alleging that employees who have made contributions to the Plan or its predecessor plans are entitled to share in the surplus assets of the Plan. In August 1993, the court granted Conrail's Motion to Dismiss the majority of the counts in the complaint, but refused to dismiss the issue of Conrail's use of Plan assets to pay administrative expenses of the Plan. On September 16, 1996, the Judge granted Conrail's motion for summary judgment on all of the claims, except for one individual participant claim. The Third Circuit Court of Appeals affirmed the District Court's decision on August 6, 1997, and plaintiffs' writ of certiorori to the U.S. Supreme Court has been denied.

     New York Cross Harbor Railroad Terminal Corporation v.
     ------------------------------------------------------
Consolidated Rail Corporation.  On June 5, 1997, plaintiff filed a
-----------------------------
complaint, now amended, against Conrail in the United States District Court for the Eastern District of New York seeking a total of $1.4 billion in compensatory, punitive and treble damages under Section 2 of the Sherman Antitrust Act. Plaintiff alleges that Conrail engaged in anticompetitive and other unlawful acts harming plaintiff's rail car float operation in New York Harbor between Brooklyn, NY and Conrail's Greenville Yard in Jersey City, NJ. Conrail believes plaintiff's legal claims to be without merit.

     Bennett, et al. vs. Conrail Matched Savings Plan, Kelly, et al.
     ---------------------------------------------------------------
vs. Conrail Matched Savings Plan, Gale, et al. vs. Conrail Matched
------------------------------------------------------------------
Savings Plan, and Bunnion, et al. vs. Conrail Matched Savings Plan.
------------------------------------------------------------------
In August 1997, four putative class action lawsuits were filed in the United States District Court for the Eastern District of Pennsylvania by former Conrail non-agreement employees alleging various violations of ERISA in connection with the Company's announced plans to distribute surplus Employee Stock Ownership Plan assets. In addition, the Bunnion complaint alleges that Conrail unlawfully discriminated on the basis of age and coerced employees in connection with Conrail's 1997 Voluntary Separation Program and that former employees who returned to Conrail as independent contractors are being denied the benefits of full employment. By order dated October 30, 1997, the District Court granted Conrail's Motion to Dismiss the Bennett, Kelly and Gale complaints, which order plaintiffs have appealed. The judge substantially denied the Motion to Dismiss the Bunnion complaint, and discovery is proceeding in that matter.

     Environmental Litigation.  Conrail is subject to various federal,
     ------------------------
state and local laws and regulations regarding environmental matters. In certain instances, Conrail has received notices of violations of such laws and regulations and either has taken or plans to take appropriate steps to address the problems cited or to contest the allegations of violation. As of December 31, 1997, Conrail had received inquiries from governmental agencies or had been identified, together with other companies, as a potentially responsible party for cleanup and/or removal costs due to its status as an alleged transporter, generator or property owner at 135 locations throughout the country. However, Conrail, through its own investigations and assessments, believes it may have some potential responsibility at only 60 of these sites. The amounts Conrail has accrued with respect to the proceedings listed below are included in its $48 million accrual for estimated future environmental expenses. (See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters" and Note 14 to the Consolidated Financial Statements included elsewhere in this Annual Report.) The significant environmental proceedings, including Superfund sites, are discussed below.

     United States v. Southeastern Pennsylvania Transportation
     ---------------------------------------------------------
Authority ("SEPTA"), National Railroad Passenger Corporation
------------------------------------------------------------
("Amtrak"), and Consolidated Rail Corporation.  In March 1986, the
---------------------------------------------
United States Environmental Protection Agency ("EPA") filed an action in the United States District Court for the Eastern District of Pennsylvania for cost recovery, injunctive relief, and a declaratory judgment against the Company, Southeastern Pennsylvania Transportation Authority ("SEPTA") and National Railroad Passenger Corp. ("Amtrak") under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA" or "Superfund Law"), as amended. In 1990, the Pennsylvania Department of Environmental Resources intervened as a plaintiff. Suit is based on the release or threatened release at the Paoli Railroad Yard, Paoli, Chester County, Pennsylvania, of polychlorinated biphenyls ("PCBs"), a listed hazardous substance under CERCLA.

     Pursuant to a series of partial preliminary consent decrees, defendants have performed a series of cleanup actions both on and off-site and have conducted a Remedial Investigation/Feasibility Study ("RI/FS"). Those costs have been shared equally among the three defendants but are subject to reallocation.

     The estimated cost of the Company's portion of a remedy proposed by the parties was included in the 1991 special charge and subsequent adjustments to accruals. EPA and the railroad parties have entered into a settlement agreement regarding EPA's claim for past costs, as well as federal and state natural resource damages. As part of the settlement, Amtrak, SEPTA and Conrail have committed to perform the on-site remedy for the rail yard. Penn Central, which was joined as a defendant, has filed comments with the federal court challenging the basis of the railroads' agreement with the government to perform only the on-site remedy.

     United States v. Conrail.  The EPA has listed Conrail's Elkhart
     ------------------------
Yard on the National Priorities List. The EPA contends that chemicals have migrated from the yard and contaminated drinking wells in the area. On February 14, 1990, EPA filed a civil action against Conrail in the U.S. District Court for the Northern District of Indiana seeking recovery of approximately $345,000 for costs incurred in protecting the water supply. In addition, EPA seeks a declaratory judgment against Conrail for all future costs incurred in responding to the release or threatened release of hazardous substances from the site. Conrail believes it is not the sole source and may not be a contributing source to the contamination alleged by EPA.

     Conrail filed a third-party action joining Penn Central as a defendant. Conrail and Penn Central have negotiated a cost sharing arrangement for the cost of implementing the EPA's 1992 interim record of decision, which is substantially complete. On May 15, 1995 EPA issued an Administrative Order to Conrail and Penn Central requiring the extension of public water hook-up to an additional 700 - 1,000 residences and businesses in the site area. Conrail and Penn Central have agreed that each company would comply with the Order. The cost for providing public water to the remaining residences is estimated to be in excess of $6 million, which will be apportioned between Penn Central and Conrail according to the cost sharing arrangement that has been negotiated. Conrail and Penn Central have negotiated a settlement with the EPA of the matter and are in the process of performing tests that will determine the nature of any off-site remedy that is required.

     United States v. Consolidated Rail Corp., et al (Berks Superfund
     ----------------------------------------------------------------
Site).  Conrail has been identified as the fifth largest generator of
-----
waste oil at the Berks Associates Superfund site in Douglasville, Pennsylvania. In addition, Conrail has become aware that it and its predecessor, Penn Central, owned a small portion of land that was leased to the operator of the Berks site. As such, Conrail's liability could increase due to its questionable status as both an owner and a generator. In August 1991, the EPA issued an administrative order against Conrail and thirty-five other entities mandating the implementation of an approximately $2 million partial remedy and filed a complaint in the U.S. District Court for the recovery of approximately $8 million in costs incurred by the government. The parties have negotiated an administrative order with the EPA and have filed an answer to the civil action. A group of potentially responsible parties (including Conrail) undertook compliance with the administrative order. Conrail and the 35 other defendants have filed a third-party complaint against approximately 630 entities seeking contribution for the costs of the remedy and government costs. Conrail, along with other defendants, is negotiating a settlement with the EPA. On June 30, 1993, the EPA issued another administrative order against Conrail and 33 other entities, mandating the remediation of the southern portion of the site. The EPA has requested a feasibility study for the implementation of a less expensive remedy for the southern portion of the site, which remedy would range from approximately $10 to $12 million. Conrail's share of such a remedy has not yet been determined. In addition, the Pennsylvania Department of Environmental Resources ("PADER") has filed a complaint for the recovery of natural resource damages.

     United Scrap Lead - Troy, OH.  Conrail is a potentially
     ----------------------------
responsible party, along with more than 50 other parties, in the United Scrap Lead federal Superfund action in Troy, Ohio, where substantial quantities of batteries were disposed of over a period of several years. EPA sued Conrail and nine other parties in August 1991 for the recovery of approximately $2,000,000 in past costs. Conrail and other PRP's have commissioned treatability studies. The parties are negotiating over the nature of the remediation to be undertaken at the site. EPA has selected a preferred alternative with an estimated total cost of $33 million, which the PRP group is challenging. Conrail's share of any remedial cost is not expected to be material.

     Commonwealth of Massachusetts v. Conrail (Locomotive Emission).
     --------------------------------------------------------------
On April 21, 1992, the Massachusetts Attorney General filed suit in state court alleging Conrail's violation of the Massachusetts Clean Air Act by allowing diesel engines to idle unnecessarily and/or in excess of thirty (30) minutes. On May 4, 1992, the court entered a preliminary injunction, the terms of which are substantially those embodied in Conrail's existing idling policy. The Attorney General has filed a complaint alleging Conrail's violation of the preliminary injunction. On February 2, 1993, the parties entered into a partial settlement agreement; however, the Attorney General has alleged that Conrail has failed to comply with certain provisions of the settlement. Conrail continues to attempt to settle the matter with the Attorney General's office.

     New York State Department of Environmental Conservation Order On
     ----------------------------------------------------------------
Consent (Selkirk Yard).  On July 31, 1996, the New York State
----------------------
Department of Environmental Conservation (NYSDEC) served Conrail with a revised draft Order on Consent requiring the payment of a penalty of $250,000 in connection with its inspection of Selkirk Yard. A revised Order was received by Conrail on August 6, 1996, requiring the payment of fines in connection with the 1991 inspection, and mandates assessment and remediation of the facility. Conrail is negotiating the terms of the order with NYSDEC.

     New York State Department of Environmental Conservation Order on
     ----------------------------------------------------------------
Consent (DeWitt Yard).  On November 3, 1994, NYSDEC served Conrail
---------------------
with a Consent Order in connection with the alleged discharge of waste water from DeWitt Yard, Onondaga County, New York into New York state waters. On June 17, 1996, a revised Consent Order was issued to Conrail which added American Financial Group (Penn Central Corp.) as a named responsible party for the payment of penalties and preparation of a Site Assessment and Remediation Plan. Conrail and American Financial Group are negotiating the terms of the Order with NYSDEC.

     Conway Yard, Pittsburgh.  In 1991, Conrail received Notices of
     ------------------------
Violation ("NOV") from the PADER alleging violations of the Clean Streams Act for discharges of oil into the Ohio River. In September 1993, the PADER sent to Conrail a draft Consent Order and Agreement requiring a comprehensive site remediation for soil, ground water, surface waters and sediments at the Conway Railyard and requiring the payment of civil fines in connection with violations at the yard. Conrail and PADER continue to negotiate the extent of the investigation and remediation to be undertaken at the yard.

     Hollidaysburg Environmental Investigation.  On June 23, 1997, the
     -----------------------------------------
Pennsylvania Attorney General's office executed a search warrant at Conrail's Hollidaysburg Reclamation Plant near Altoona, PA searching for evidence of alleged illegal solid waste disposal. Since that time, the Pennsylvania Department of Environmental Protection has ordered the Company to address conditions discovered at the site and has initiated inspections at numerous other Conrail facilities in Pennsylvania. The Company is complying with the terms of the order and is cooperating with and awaiting the results of these inspections.

     Other.  In addition to the above proceedings, Conrail has been
     -----
named in various legal proceedings arising out of its activities as an employer and as an operator of a freight railroad, including personal injury actions brought by its employees under FELA, as well as administrative proceedings with and investigation by government agencies.

     In view of the inherent difficulty of predicting the outcome of legal proceedings, particularly in certain matters described above in which substantial damages are or may be sought, Conrail cannot state what the eventual outcomes of such legal proceedings will be. Certain of these matters, if determined adversely to Conrail, could result in the imposition of substantial damage awards against, or increased costs to, Conrail that could have a material adverse effect on Conrail's results of operations and financial position. Conrail's management believes, however, based on current knowledge, that such legal proceedings will not have a material adverse effect on Conrail's financial position.

Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------

     There were no matters submitted to a vote of security holders during the fourth quarter of 1997.




Executive Officers of the Registrant.
------------------------------------

     Conrail's officers are elected annually by the Board of Directors at its first meeting held after the meeting of shareholders at which directors are elected, and they hold office until their successors are elected. There are no family relationships among the officers or directors, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. The following table sets forth certain information, as of March 15, 1998, relating to the executive officers of Conrail.


Name, Age, Present Position          Business Experience During Past 5
---------------------------          ---------------------------------
                                                 Years
                                                 -----

David M. LeVan, 52, Chairman,       Present position since May 1996.
  President and Chief Executive     Served as President and Chief
  Officer                           Executive Officer between March 1995
                                    and May 1996.  Served as President
                                    and Chief Operating Officer between
                                    September 1994 and March 1995.
                                    Served as Executive Vice President
                                    between November 1993 and September
                                    1994.  Served as Senior Vice
                                    President - Operations between July
                                    1992 and November 1993.

Cynthia A. Archer, 44, Senior       Present position since May 1995.
  Vice President - Intermodal       Served as General Manager -
  Service Group                     Transportation and Customer Service
                                    of the Harrisburg Division between
                                    February 1994 and May 1995.  Served
                                    as Assistant Vice President - Food
                                    and Agriculture between September
                                    1993 and January 1994.  Served as
                                    Director - Intermodal Business
                                    Development between September 1991
                                    and August 1993.

Ronald J. Conway, 54, Senior        Present position since November
  Vice President - Operations       1994.  Served as Vice President -
                                    Operations between September 1994
                                    and November 1994.  Served as Vice
                                    President -  Transportation between
                                    July 1994 and September 1994.
                                    Served as Vice President -
                                    Intermodal Service Group between
                                    November 1993 and July 1994.  Served
                                    as Assistant Vice President -
                                    Petrochemicals and Minerals between
                                    April 1992 and November 1993.

Timothy P. Dwyer, 48, Senior        Present position since July 1997.
  Vice President - Unit Train       Served as Senior Vice President -
  Service Group and Automotive      Unit Train Service Group between
  Service Group                     November 1994 and July 1997.  Served
                                    as Vice President - Unit Train
                                    Service Group between November 1993
                                    and November 1994. Served as General
                                    Manager - Philadelphia Division
                                    between April 1992 and November
                                    1993.

John A. McKelvey, 46, Senior        Present position since February
  Vice President - Finance          1997.  Served as Vice President-
                                    Service Delivery between January
                                    1996 and February 1997.  Served as
                                    Vice President - Materials and
                                    Purchasing between April 1994 and
                                    January 1996.  Served as Vice
                                    President - Controller between May
                                    1993 and March 1994.  Served as Vice
                                    President - Treasurer between 1988
                                    and May 1993.


Frank H. Nichols, 51, Senior        Present position since May 1995.
  Vice President -                  Served as Vice President - Human
  Organizational Performance        Resources between February 1993 and
                                    May 1995.  Served as Assistant Vice
                                    President - Finance between November
                                    1988 and February 1993.

Timothy T. O'Toole, 42, Senior      Present position since February
  Vice President - Law and          1997.  Served as Senior Vice
  Government Affairs                President-Finance between April 1996
                                    and February 1997.  Served as Vice
                                    President and Treasurer between
                                    April 1994 and April 1996.  Served
                                    as Vice President and General
                                    Counsel between May 1989 and April
                                    1994.

John P. Sammon, 47, Senior Vice     Present position since November
  President - CORE Service          1994.  Served as Vice President -
  Group                             Intermodal between July 1994 and
                                    November 1994.  Served as Assistant
                                    Vice President - Intermodal between
                                    January 1988 and July 1994.

George P. Turner, 56, Senior        Present position since February
  Vice President - Merger           1997.  Served as Senior Vice
  Transition                        President-Automotive Service Group
                                    between November 1994 and February
                                    1997. Served as Vice President -
                                    Automotive Service Group between
                                    November 1993 and November 1994.
                                    Served as Assistant Vice President -
                                    Automotive between April 1992 and
                                    November 1993.

Lucy S.L. Amerman, 47, Vice         Present position since July 1994.
  President - Risk Management       Served as Assistant Vice President -
                                    Claims and Litigation between April
                                    1994 and July 1994.  Served as
                                    General Counsel - Litigation between
                                    March 1990 and March 1994.

Dennis A. Arouca, 46, Vice          Present position since May 1994.
  President - Labor Relations       Served as Partner in the law firm of
                                    Pepper Hamilton & Scheetz between
                                    February 1986 and May 1994.

Craig R. MacQueen, 45, Vice         Present position since June 1995.
  President - Corporate             Served as Assistant Vice President -
  Communications                    Public Affairs between September
                                    1992 and June 1995.

Donald W. Mattson, 55, Vice         Present position since April 1994.
  President - Controller            Served as Vice President - Treasurer
                                    between May 1993 and April 1994.
                                    Served as Vice President -
                                    Controller between August 1988 and
                                    May 1993.

Thomas J. McFadden, 43,             Present position since May 1996.
  Treasurer                         Served as Assistant Treasurer -
                                    Investor Relations and Finance
                                    between June 1994 and May 1996.
                                    Served as Director - Project
                                    Financing between July 1990 and June
                                    1994.

James D. McGeehan, 49,              Present position since May 1996.
  Corporate Secretary               Served as Assistant Corporate
                                    Secretary between December 1980 and
                                    May 1996.

William B. Newman, Jr., 47,         Present position since 1981.
  Vice President and
  Washington Counsel

Albert M. Polinsky, 51, Vice        Present position since April 1994.
  President - Information           Served as Assistant Vice President -
  Systems                           Program Management between December
                                    1993 and March 1994.  Served as
                                    Assistant Vice President - Marketing
                                    Services between April 1992 and
                                    December 1993.

Gary M. Spiegel, 47, Vice           Present position since February
  President - Service Delivery      1997.  Served as Assistant-Vice
                                    President - Train Operations between
                                    August 1994 and February 1997.
                                    Served as General Manager-
                                    Transportation and Customer Service
                                    between April 1992 and August 1994.

                                PART II

Item 5.   Market for Registrant's Common Equity
------    -------------------------------------
          and Related Stockholder Matters.
          -------------------------------

          Not Applicable.

Item 6.  Selected Financial Data.
------   -----------------------

     The selected consolidated financial data included in the following tables have been derived from Consolidated Rail Corporation's Consolidated Financial Statements. The consolidated statements of income, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1997 and the consolidated balance sheets as of December 31, 1997 and 1996 appear elsewhere in this Annual Report and have been audited by the Company's independent accountants, as indicated in their report thereon.

     The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and related notes and other financial information included elsewhere in this Annual Report.


                                                Years ended December 31,
                                                ------------------------
                                           1997    1996    1995    1994    1993
                                           ----    ----    ----    ----    ----

                                              (In Millions)

STATEMENT OF INCOME DATA:
Revenues                                 $3,734  $3,684  $3,668  $3,716  $3,438
Operating expenses (before one-time
   charges)                               2,908   2,935   2,930   3,029   2,845
   One-time charges (1),(2),(3) and (4)     508     151     283      84
                                         ------  ------  ------  ------  ------
Income from operations                      318     598     455     603     593
Interest expense                           (165)   (174)   (185)   (178)   (177)
Reserve of intercompany receivables (5)                                     (89)
Other income, net                            83      92     111     101     114
                                         ------  ------  ------  ------  ------
Income before income taxes and the
  cumulative effect of changes
  in accounting principles                  236     516     381     526     441
Income taxes (1), (3) and (5)               230     181     125     207     207
                                         ------  ------  ------  ------  ------
Income before the cumulative
  effect of changes in accounting
  principles                                  6     335     256     319     234
Cumulative effect of changes in
  accounting principles (5)                                                 (70)
                                         ------  ------  ------  ------  ------
Net income                               $    6  $  335  $  256  $  319  $  164
                                         ======  ======  ======  ======  ======


                                                Years ended December 31,
                                                ------------------------

                                           1997    1996    1995    1994    1993
                                           ----    ----    ----    ----    ----
                                                        (In Millions)

BALANCE SHEET DATA:
Cash, cash equivalents and
  temporary cash investments             $   87  $   17  $   58  $   31  $   26
Working capital (deficit)                  (298)    (23)     14     (76)    (29)
Total assets                              8,464   8,353   8,387   8,283   7,910
Other noncurrent liabilities (net of
  current maturities of debt)             2,441   2,373   2,440   2,480   2,434
Deferred income taxes                     1,462   1,484   1,401   1,212   1,084
Special income tax obligation               283     346     440     513     575
Stockholder's equity                      3,021   3,035   2,929   2,893   2,743


                   NOTES TO SELECTED FINANCIAL DATA

1. As a result of the acquisition of Conrail Inc. ("Conrail"), the Company's parent, by CSX Corporation and Norfolk Southern
   Corporation in the second quarter of 1997, the Company recorded in operating expenses costs totaling $65 million ($41 million after income taxes) during 1997, composed primarily of fees for investment banking, legal and consulting services. In addition, included in 1997 operating expenses is a charge of $221 million (no related income tax effect) for the termination of the Company's Non-union Employee Stock Ownership Plan. Also in 1997, the Company recorded compensation costs in connection with the acquisition of Conrail which included: a charge of $110 million ($103 million after income taxes) in connection with employment agreements with certain executives, which became operative upon a change in control as defined in such agreements; $49 million ($31 million after income taxes) representing a portion of an amount to be paid to certain non-union employees as an incentive to continue their employment with the Company through the effective date of the requisite Surface Transportation Board approval of the Conrail acquisition and subsequent transition period; and $63 million ($39 million after income taxes) for payments to satisfy all outstanding performance shares, unvested stock options, restricted shares and phantom shares of Conrail which vested during 1997 as a result of the Conrail acquisition. (See Notes 2 and 3 to the Consolidated Financial Statements included elsewhere in this Annual Report.)

   Also, in 1997, a tax law was enacted by a state in which the Company operates which changed the Company's method of computing taxes and resulted in an increase in a state income tax rate which increased income tax expense by $22 million, representing the effect of an adjustment of deferred income taxes and the special income tax obligation for the rate increase as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). (See Note 8 to the Consolidated Financial Statements included elsewhere in this Annual Report.)

   Without the above items, net income for 1997 would have been $463 million.

2. Included in 1996 operating expenses is a charge of $135 million ($83 million after income taxes) consisting of $102 million in termination benefits to be paid to non-union employees participating in the voluntary retirement and separation programs ("voluntary separation programs") and losses of $33 million on non-cancelable leases for office space no longer required as a result of the reduction in the Company's workforce. Approximately $90 million in benefits are being paid from the Company's overfunded pension plan. Also included in 1996 operating expenses are costs of $16 million ($10 million after income taxes) incurred by the Company as a result of the previously proposed Conrail merger with CSX Corporation. Without these items, net income for 1996 would have been $428 million. (See Notes 11 and 3, respectively, to the Consolidated Financial Statements included elsewhere in this Annual Report.)

3. Included in 1995 operating expenses is an asset disposition charge of $283 million, which reduced net income by $175 million. The asset disposition charge resulted from a review of the Company's route system and other operating assets to determine those that no longer effectively and economically supported current and expected operations. The Company identified and planned to sell 1,800 miles of rail lines that were expected to provide proceeds substantially less than net book value. In addition, other assets, principally yards and side tracks, identified for disposition have been written down to estimated net realizable value. Currently, the asset disposition program is under review as a result of the Conrail acquisition. Also, as a result of a decrease in a state income tax rate enacted during 1995, income tax expense was reduced by $21 million representing the effect of an adjustment of deferred income taxes and the special income tax obligation for the rate decrease as required by SFAS 109. Without these items, net income for 1995 would have been $410 million. (See Notes 12 and 8, respectively, to the Consolidated Financial Statements included elsewhere in this Annual Report.)

4. In 1994, the Company recorded a charge of $84 million ($51 million after income taxes) for a non-union employee voluntary early retirement program and related costs. The majority of the cost of the early retirement program is being paid from the Company's overfunded pension plan. Without this one-time charge, net income would have been $370 million.

5. The Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"), and SFAS 109 effective January 1, 1993. As a result, in 1993, the Company recorded cumulative after-tax charges of $22 million and $48 million, respectively. In addition, as a result of the increase in the federal corporate income tax rate from 34% to 35%, effective January 1, 1993, income tax expense included $34 million of a retroactive nature, primarily for the effects of adjusting deferred income taxes and the special income tax obligation for the rate increase as required under SFAS 109.

   Also, in 1993, the Company recorded a reserve of $89 million ($58 million after income taxes) relating to uncollectible advances made to Concord Resources Group, Inc., a former wholly-owned subsidiary of Conrail.

   Without the above items, net income for 1993 would have been $326 million.

Item 7.  Management's Discussion and Analysis of Financial
------   -------------------------------------------------
          Condition and Results of Operations.
          -----------------------------------

Overview
--------
Consolidated Rail Corporation's ("CRC" or the "Company") net income for 1997 was $6 million, compared with $335 million for 1996 and $256 million for 1995. Results for 1997 include an ESOP termination charge of $221 million (no related income tax effect), merger-related compensation costs of $222 million ($173 million after income taxes) and merger costs of $65 million ($41 million after income taxes) resulting from the acquisition of the Company's parent, Conrail Inc. ("Conrail"). Also included in the 1997 results is a $22 million increase in income tax expense related to a change in a state income tax rate enacted during the year (see Notes 2, 3 and 8 to the Consolidated Financial Statements included elsewhere in this Annual Report). Without these items, CRC's net income for 1997 would have been $463 million.

Results for 1996 include a one-time charge of $135 million ($83 million after income taxes) related to voluntary separation programs and related costs and merger-related expenses of $16 million ($10 million after income taxes) (see Notes 11 and 3, respectively, to the Consolidated Financial Statements included elsewhere in this Annual Report). Without these charges, net income for 1996 would have been $428 million.

The results for 1995 include the effects of a $283 million asset disposition charge ($175 million after income taxes) and the recognition of a $21 million reduction in income taxes related to a decrease in a state tax rate (see Notes 12 and 8, respectively, to the Consolidated Financial Statements included elsewhere in this Annual Report). Absent these one-time items, net income for 1995 would have been $410 million.

The 1997 results were favorably affected by traffic volume (freight cars and intermodal trailers and containers) and revenue increases of 5.0% and 1.4%, respectively, compared with 1996. However, CRC's continued emphasis on cost control and productivity improvement was the primary contributor to Conrail exceeding its 1997 operating ratio (operating expenses as a percent of revenues, excluding one-time charges) goal of 78.5%. Excluding merger-related costs and the voluntary separation programs charge in 1996, CRC's operating ratio was 77.9% for 1997 compared with 79.7% in 1996.

In 1996, traffic volume and operating revenues increased 2.1% and 0.4%, respectively, compared with 1995, while operating expenses, excluding one-time charges, increased 0.2%.

Acquisition of Conrail Inc.
--------------------------
On April 8, 1997, the Company's parent, Conrail, and CSX Corporation ("CSX") entered into the Fourth Amendment (the "Fourth Amendment") to the Agreement and Plan of Merger (as amended through the Fourth Amendment, the "Merger Agreement") which facilitated CSX and Norfolk Southern Corporation ("NSC") entering into an agreement with respect to their joint acquisition of Conrail as contemplated by the Third Amendment to the Merger Agreement, dated as of March 7, 1997. The terms of the CSX-NSC Agreement are embodied in a letter agreement dated as of April 8, 1997 (the "CSX/NSC Letter Agreement") and the Transaction Agreement dated as of June 10, 1997 among Conrail, CSX and NSC.

The CSX/NSC Letter Agreement provided, among other things, (i) for the termination of the NSC's outstanding offer to purchase Conrail shares and the dismissal of litigation between CSX and NSC, (ii) that Conrail would, after the effective time of its merger into a wholly-owned subsidiary of CSX, become a direct or indirect jointly-owned subsidiary of CSX and NSC, (iii) that CSX and NSC would jointly acquire, for $115 in cash, all Conrail shares not already owned by CSX and NSC through a tender offer that closed on May 23, 1997 and subsequent merger, and (iv) that Conrail would continue to be managed by its existing Board of Directors until the requisite approval of the Surface Transportation Board ("STB") is obtained, at which time CSX and NSC will be separately allocated certain of the Company's railroad assets and will jointly operate certain other railroad operations of Conrail.

On May 23, 1997, the CSX-NSC joint tender offer for the remaining outstanding shares of Conrail's common and ESOP stock was concluded. On June 2, 1997, Conrail became the surviving corporation in a merger with Green Acquisition Corp., a jointly-owned, indirect subsidiary of CSX and NSC, as a result of which the remaining outstanding capital stock of Conrail was acquired by NSC and CSX. The Company remains a wholly-owned subsidiary of Conrail. Simultaneous with the merger, Conrail's common stock was delisted from the New York Stock Exchange and, through the filing of a Form 15, deregistered with the Securities and Exchange Commission. The Conrail stock acquired by NSC and CSX is being held in a voting trust pending approval of the joint acquisition by the STB, which is expected to occur in the third quarter of 1998.


1998 Outlook
------------
CRC expects the economy to grow at a slower pace in 1998 as compared with the growth rate experienced in 1997. CRC's 1998 plans are based on assumptions of 2.3% growth in real gross domestic product and 2.8% growth in industrial production. Primarily as a result of a slower growing economy, lower expected auto production in 1998 and the potentially adverse effects of the Conrail acquisition on the Company's ability to obtain new customers and retain current customers, CRC's outlook for 1998 includes the same level of line haul revenue as that achieved in 1997. The 1998 operating ratio goal for Conrail is 79.0%.

Results of Operations
---------------------

1997 Compared with 1996

Net income for 1997 was $6 million compared with $335 million for 1996. Excluding the unusual items (see "Overview") in both years, net income would have been $463 million in 1997 and $428 million in 1996.

Operating revenues (primarily freight line haul revenues, but also including switching, demurrage and incidental revenue) increased $50 million, or 1.4%, to $3,734 million in 1997 from $3,684 million in 1996. A 5.0% increase in traffic volume in units resulted in a $174 million increase in revenues. A decrease in average rates reduced revenues by $50 million, and an unfavorable traffic mix coupled with other miscellaneous factors reduced revenues by $65 million. Traffic volume increases for the service groups were as follows: Intermodal, 11.1%; Automotive, 7.7%; and CORE, 1.7%. Unit Train showed a volume decline of 2.7%. Within the CORE Service Group, traffic improvements were experienced by each of the commodity groups except for Forest and Manufactured Products, which had flat volume. The volume increases for the other commodity groups were as follows: Petrochemicals, 4.0%; Food and Agriculture, 1.8%; and Metals, .5%. Other revenues decreased by $9 million.

Operating expenses increased $330 million, or 10.7%, to $3,416 million in 1997, from $3,086 million in 1996. The following table sets forth the operating expenses for the two years:


   ($ In Millions)                                      Increase
<CAPTION                                1997     1996  (Decrease)
                                      ------   ------  ---------
   Compensation and benefits          $1,223   $1,204     $  19
   Fuel                                  198      202        (4)
   Material and supplies                 176      175         1
   Equipment rents                       368      382       (14)
   Depreciation and amortization         293      282        11
   Casualties and insurance              145      179       (34)
   Other                                 505      511        (6)
   ESOP termination charge               221                221
   Merger-related compensation           222                222
   Merger costs                           65       16        49
   Voluntary separation programs                  135      (135)
                                      ------   ------     -----
                                      $3,416   $3,086     $ 330
                                      ======   ======     =====

Compensation and benefits increased $19 million, or 1.6%, primarily as a result of increased wage rates that became effective during the third quarter of 1997 and increases in other employee-related costs, including incentive compensation. These increases were partially offset by reductions in employment levels and less weather-related overtime costs occurring during the first quarter of 1997 as compared with the same period of 1996. Compensation and benefits as a percent of revenues was 32.8% in 1997 as compared with 32.7% in 1996.

Casualties and insurance costs decreased $34 million, or 19.0%, primarily due to reductions in the number and costs of employee injuries.

CRC recorded an ESOP termination charge of $221 million in 1997; pre-tax merger-related costs totaling $287 million and $16 million in 1997 and 1996, respectively, (see Note 3 to the Consolidated Financial Statements included elsewhere in this Annual Report) and a one-time pre-tax charge of $135 million in 1996 for the voluntary separation programs and related costs (see Note 11 to the Consolidated Financial Statements included elsewhere in this Annual Report).

The Company's operating ratio was 91.5% for 1997 compared with 83.8% for 1996. Without the ESOP termination charge, the merger-related costs and the voluntary separation programs charge, the operating ratio would have been 77.9% for 1997 and 79.7% for 1996.

The significant difference between the effective tax rates for 1997 as compared with 1996 results from the nondeductibility for income tax purposes of the ESOP termination charge and certain merger-related compensation costs, as well as the aforementioned $22 million increase in income tax expense related to an increase in a state income tax rate enacted during the third quarter of 1997 (see
Note 8 to the Consolidated Financial Statements included elsewhere in this Annual Report).

1996 Compared with 1995

Net income for 1996 was $335 million, compared with $256 million for 1995. Excluding the unusual items (see "Overview") in both years, net income would have been $428 million in 1996 and $410 million in 1995.

Operating revenues increased $16 million, or 0.4%, to $3,684 million in 1996 from $3,668 million in 1995. A 2.1% increase in traffic volume resulted in a $74 million increase in revenues. Average revenue per unit decreased revenues by $42 million due to an unfavorable traffic mix. A traffic volume increase of 7.6% was experienced by the Intermodal Service Group while traffic volume for the Unit Train Service Group remained unchanged. The Automotive and CORE Service Groups experienced traffic volume declines of 1.7% and 1.6%, respectively. Within the CORE Service Group, traffic volume declines were experienced by three of the four commodity groups:
Forest and Manufactured Products, 5.3%; Food and Agriculture, 2.8%; and Petrochemicals, 2.5%. Metals experienced a traffic increase of 4.0%.

Operating expenses decreased $127 million, or 4.0%, from $3,213 million in 1995 to $3,086 million in 1996. The following table sets forth the operating expenses for the two years:


   ($ In Millions)                                      Increase
                                        1996     1995  (Decrease)
                                      ------   ------  ---------
   Compensation and benefits          $1,204   $1,247     $ (43)
   Fuel                                  202      168        34
   Material and supplies                 175      167         8
   Equipment rents                       382      355        27
   Depreciation and amortization         282      293       (11)
   Casualties and insurance              179      178         1
   Other                                 511      522       (11)
   Merger costs                           16                 16
   Voluntary separation programs         135                135
   Asset disposition charge                       283      (283)
                                      ------   ------     -----
                                      $3,086   $3,213     $(127)
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

In 1996, the Company recorded a one-time pre-tax charge of $135 million for the voluntary separation programs and related costs and $16 million in merger-related costs; and in 1995, an asset disposition charge of $283 million (see Notes 11, 3 and 12 to the Consolidated Financial Statements included elsewhere in this Annual Report).

The Company's operating ratio was 83.8% for 1996, compared with 87.6% for 1995. Without the one-time charges recorded in 1996 and 1995 and the merger-related costs of $16 million incurred in 1996, the operating ratios would have been 79.7% and 79.9%, respectively.

Other income decreased $19 million, or 17.1%, from $111 million in 1995 to $92 million in 1996, primarily due to decreases in rental income and lesser gains from sales of property.

The Company's effective income tax rate for 1996 was 35.1% compared with 32.8% for 1995. The lower effective rate in 1995 was primarily caused by a $21 million reduction in income taxes as a result of a decrease in state income taxes (see Note 8 to the Consolidated Financial Statements included elsewhere in this Annual Report).

Liquidity and Capital Resources
-------------------------------
The Company's cash and cash equivalents increased $70 million in 1997, from $17 million at December 31, 1996 to $87 million at December 31, 1997. Cash generated from operations has been the Company's principal source of liquidity and is used primarily for capital expenditures, debt service and dividends. In 1997, operating activities provided cash of $871 million compared with $657 million in 1996 and $724 million in 1995.

The principal uses of cash were for: property and equipment acquisitions, $439 million; payment of long-term debt, $238 million; net repayment of short-term borrowings, $99 million; and cash dividends on common stock, $27 million.

A working capital (current assets less current liabilities) deficiency of $298 million existed at December 31, 1997 as compared with a $23 million deficit at December 31, 1996. Management believes that the Company's financial position allows it sufficient access to credit sources on investment grade terms.

The Company has recorded a $159 million short-term liability for merger-related compensation costs and a $221 million long-term liability for the ESOP termination charge, neither of which is expected to require the future use of the Company's cash for settlement (see Note 3 the Consolidated Financial Statements included elsewhere in this Annual Report).

During 1997, CRC issued $119 million of commercial paper and repaid $218 million, which included $100 million of commercial paper previously classified as long-term debt. At December 31, 1997, no commercial paper remained outstanding.

At December 31, 1997, $312 million remains available to Conrail and CRC under a 1993 shelf registration statement whereby CRC can issue debt securities and Conrail can issue both convertible debt and equity securities. Restrictions arising from Conrail's acquisition may prevent further use of the remaining amount available.

During 1997, CRC reduced its $500 million uncollaterized credit facility by $60 million to $440 million. In addition, the annual maximum fee has also been reduced from .125% to .110% of the facility amounts.

In January 1997, the Company assumed $31 million of Equipment Trust Certificates, at an interest rate of 8.31%, due 2012, to finance the lease buyout of 20 locomotives from Locomotive Management Services, a general partnership of which the Company holds a fifty percent interest.

Capital Expenditures
--------------------
Capital expenditures totaled $526 million, $478 million and $494 million in 1997, 1996 and 1995, respectively. Of these totals, CRC directly financed $79 million in 1997, $108 million in 1996 and $126 million in 1995.

Capital expenditures for 1998 are expected to be approximately $550 million.

Inflation
---------
Generally accepted accounting principles require the use of historical costs in preparing financial statements. This approach does not consider the effects of inflation on the costs of replacing assets. The replacement cost of CRC's property and equipment is substantially higher than its historical cost basis. Similarly, depreciation expense on a replacement cost basis would be substantially in excess of the amount recorded under generally accepted accounting principles.

Environmental Matters
---------------------
The Company is subject to various federal, state and local laws and regulations regarding environmental matters. The Company is a party to various proceedings brought by both regulatory agencies and private parties under federal, state and local laws, including Superfund laws, and has also received inquiries from governmental agencies with respect to other potential environmental issues. At December 31, 1997, the Company has received, together with other companies, notices of its involvement as a potentially responsible party or requests for information under the Superfund laws with respect to cleanup and/or removal costs due to its status as an alleged transporter, generator or property owner at 135 locations. However, based on currently available information, the Company believes that it may have some potential responsibility at only 60 of these sites. Due to the number of parties involved at many of these sites, the wide range of costs of possible remediation alternatives, the changing technology and the length of time over which these matters develop, it is often not possible to estimate the Company's liability for the costs associated with the assessment and remediation of contaminated sites.

Although the Company's operating results and liquidity could be significantly affected in any quarterly or annual reporting period if it were held principally liable in certain of these actions, at December 31, 1997, the Company had accrued $48 million, an amount it believes is sufficient to cover the probable liability and remediation costs that will be incurred at Superfund sites and other sites based on known information and using various estimating techniques. The Company believes the ultimate liability for these matters will not materially affect its consolidated financial condition.

The Company spent $9 million in 1997, $11 million in 1996 and $14 million in 1995 for environmental remediation and related costs and anticipates spending an amount comparable to that spent in 1997 during 1998. In addition, the Company's capital expenditures for environmental control and abatement projects were approximately $7 million in 1997 and $6 million in 1996 and 1995, and are anticipated to be approximately $11 million in 1998.

The Environmental Quality Department is charged with promoting the Company's compliance with laws and regulations affecting the environment and instituting environmentally sound operating practices. The department monitors the status of the sites where the Company is alleged to have liability and continually reviews the information available and assesses the adequacy of the recorded liability.

Other Matters
-------------
The Company, currently, has not taken actions to resolve anticipated year 2000 issues related to its computer systems since it believes that such issues will be resolved in connection with the proposed integration of its systems with those of CSX and NSC following the requisite STB approval of the Conrail acquisition. In the event that the STB does not approve the sale of Conrail, the Company is developing a contingency plan to enable it to continue to operate into the year 2000 and beyond. While it is not possible, at this time, to quantify the overall cost of implementing this contingency plan, the Company believes that it would be material to its results of operations during the implementation period. In addition, were the STB to disapprove the sale of Conrail, the Company believes that failure to develop and implement such a plan could result in a material financial risk and serious disruption in its operations.

Forward-Looking Statements
--------------------------
Except for the historical information contained herein, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that cannot be predicted accurately, that may be beyond the Company's control and that may cause actual results to differ. Certain of these risks and uncertainties include, but are not limited to, the effect of economic conditions, competition, regulation and weather on Conrail's operations, customers, service and prices, the effect of the Conrail acquisition and the pending regulatory approval of such acquisition on the Company's operations and business and other factors discussed elsewhere in this report and, from time to time, in other reports filed with the Securities and Exchange Commission.

The forward-looking statements embodied in this report speak only as of the date of its filing, and the Company disclaims any obligation or undertaking to disseminate updates or revisions to such statements to reflect changes in management's expectations or any changes in events, conditions or circumstances on which such statements are based.

Item 8.  Financial Statements and Supplementary Data.
------   -------------------------------------------

                   Report Of Independent Accountants


The Stockholder and Board of Directors of
Consolidated Rail Corporation


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)1. and 2. present fairly, in all material respects, the financial position of Consolidated Rail Corporation and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




Price Waterhouse LLP
Thirty South Seventeenth Street
Philadelphia, Pennsylvania   19103



January 19, 1998


                     CONSOLIDATED RAIL CORPORATION
                   CONSOLIDATED STATEMENTS OF INCOME

                                           Years ended December 31,
                                         ---------------------------
($ In Millions)                            1997       1996      1995
                                         ------     ------    ------

Revenues                                 $3,734    $3,684     $3,668
                                         ------     ------    ------
Operating expenses
  Way and structures                        458        463       486
  Equipment                                 776        803       767
  Transportation                          1,365      1,361     1,311
  General and administrative                309        308       366
  ESOP termination charge (Note 3)          221
  Merger-related compensation costs
    (Note 3)                                222
  Merger costs (Note 3)                      65         16
  Voluntary separation programs (Note 11)              135
  Asset disposition charge (Note 12)                             283
                                         ------     ------    ------
    Total operating expenses              3,416      3,086     3,213
                                         ------     ------    ------
Income from operations                      318        598       455
Interest expense                           (165)      (174)     (185)
Other income, net (Note 13)                  83         92       111
                                         ------     ------    ------
Income before income taxes                  236        516       381

Income taxes (Note 8)                       230        181       125
                                         ------     ------    ------
Net income                               $    6     $  335    $  256
                                         ======     ======    ======

Ratio of earnings to fixed charges
 (Note 1)                                 2.02x      3.20x     2.52x






See accompanying notes.



                     CONSOLIDATED RAIL CORPORATION
                      CONSOLIDATED BALANCE SHEETS
                                                  December 31,
                                               ----------------
($ In Millions)                                   1997      1996
                                                ------    ------

         ASSETS
Current assets
  Cash and cash equivalents                     $   87    $   17
  Accounts receivable                              649       629
  Deferred tax assets (Note 8)                     107       285
  Material and supplies                            104       139
  Other current assets                              12        22
                                                ------    ------
     Total current assets                          959     1,092
Property and equipment, net (Note 5)             6,829     6,590
Other assets                                       676       671
                                                ------    ------
     Total assets                               $8,464    $8,353
                                                ======    ======

         LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Short-term borrowings                              -        99
  Current maturities of long-term debt (Note 7)    112       130
  Accounts payable                                 161       160
  Wages and employee benefits                      366       143
  Casualty reserves                                139       138
  Accrued and other current liabilities (Note 6)   479       445
                                                ------    ------
     Total current liabilities                   1,257     1,115
Long-term debt (Note 7)                          1,732     1,876
Casualty reserves                                  198       190
Deferred income taxes (Note 8)                   1,462     1,484
Special income tax obligation (Note 8)             283       346
Other liabilities                                  511       307
                                                ------    ------
     Total liabilities                           5,443     5,318
                                                ------    ------
Commitments and contingencies (Note 14)
Stockholder's equity (Notes 2, 3 and 10)
  Preferred stock (no par value; 25,000,000
    shares authorized; 1 share issued)
  Common stock ($1 par value; 250,000,000
    shares authorized; 100 shares issued and
    outstanding)
  Additional paid-in capital                     1,864     2,151
  Note receivable from ESOP                          -      (294)
  Retained earnings                              1,157     1,178
                                                ------    ------
     Total stockholder's equity                  3,021     3,035
                                                ------    ------
     Total liabilities and stockholder's equity $8,464    $8,353
                                                ======    ======





See accompanying notes.


                          CONSOLIDATED RAIL CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY




                                                         Additional        Note
                                   Preferred     Common     Paid-in  Receivable   Retained
($ In Millions)                        Stock      Stock     Capital   From ESOP   Earnings
                                    --------   --------  ----------  ----------   --------
Balance, January 1, 1995               $   -      $   -      $2,128       $(312)    $1,077
  Net income                                                                           256
  Common dividends (Note 4)                                                           (229)
  Other                                                           2           7
                                       -----      -----      ------       -----     ------
Balance, December 31, 1995                 -          -       2,130        (305)     1,104
  Net income                                                                           335
  Common dividends (Note 4)                                                           (261)
  Other                                                          21          11
                                       -----      -----      ------       -----     ------
Balance, December 31, 1996                 -          -       2,151        (294)     1,178
  Net income                                                                             6
  Common dividends (Note 4)                                                            (27)
  Effects of Conrail acquisition
   (Notes 3 and 4)                                             (294)        294
  Other                                                           7
                                       -----      -----      ------       -----     ------
Balance, December 31, 1997             $   -      $   -      $1,864       $   -     $1,157
                                       =====      =====      ======       =====     ======


See accompanying notes.


                     CONSOLIDATED RAIL CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Years ended December 31,
                                               ------------------------
($ In Millions)                                 1997      1996     1995
                                               -----     -----   -----

Cash flows from operating activities
  Net income                                   $   6     $ 335   $ 256
Adjustments to reconcile net income to
 net cash provided by operating activities:
  ESOP termination charge                        221
  Merger-related compensation costs              159
  Voluntary separation programs                            135
    Asset disposition charge                                       283
    Depreciation and amortization                293       282     293
    Deferred income taxes                        158       180     108
    Special income tax obligation                (63)      (94)    (73)
    Gains from sales of property                 (23)      (24)    (27)
    Pension credit                               (61)      (46)    (43)
    Changes in:
      Accounts receivable                        (20)       (5)     26
      Accounts and wages payable                  65        (5)     17
      Deferred tax assets                        178        40     (84)
    Settlement of tax audit                        6       (39)
    Other                                        (48)     (102)    (32)
                                               -----     -----   -----
    Net cash provided by operating
     activities                                  871       657     724
                                               -----     -----   -----
Cash flows from investing activities
  Property and equipment acquisitions           (439)     (387)   (415)
  Proceeds from disposals of properties           25        34      37
  Other                                          (31)      (46)    (45)
                                               -----     -----   -----
    Net cash used in investing activities       (445)     (399)   (423)
                                               -----     -----   -----
Cash flows from financing activities
  Net proceeds from (repayments of)
    short-term borrowings                        (99)       10     (23)
  Proceeds from long-term debt                              26      85
  Payment of long-term debt                     (238)     (184)   (133)
  Loans from and redemptions of
    insurance policies                                      95
  Dividends on common stock                      (27)     (261)   (229)
  Other                                            8        15      26
                                               -----     -----   -----
  Net cash used in financing
     activities                                 (356)     (299)   (274)
                                               -----     -----   -----

Increase(decrease) in cash and cash equivalents   70      (41)      27

Cash and cash equivalents
  Beginning of year                               17        58      31
                                               -----     -----   -----
  End of year                                  $  87     $  17   $  58
                                               =====     =====   =====


See accompanying notes.

                     CONSOLIDATED RAIL CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies
     ------------------------------------------

         Industry
         --------
     Consolidated Rail Corporation (the "Company"), a wholly-owned subsidiary of Conrail Inc.("Conrail"), operates a freight railroad system within the northeast and midwest United States and the Province of Quebec. Conrail has been acquired by CSX Corporation ("CSX") and Norfolk Southern Corporation ("NSC"), however, the transaction is pending the approval of the Surface Transportation Board ("STB") (Notes 2 and 3).

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

         New Accounting Standards
         ------------------------
     During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company has determined that adoption of these statements will not impact its consolidated financial position, results of operations or cash flows. Both pronouncements are effective for fiscal years beginning after December 15, 1997.

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

         Reclassification of Prior-Year Data
         -----------------------------------
     Certain amounts have been reclassified in the consolidated financial statements to conform to the current year presentation.

2.   Acquisition of Conrail Inc.
     --------------------------

     On April 8, 1997, the Company's parent, Conrail, and CSX entered into the Fourth Amendment (the "Fourth Amendment") to the Agreement and Plan of Merger (as amended through the Fourth Amendment, the "Merger Agreement") which facilitated CSX and NSC entering into an agreement with respect to their joint acquisition of Conrail as contemplated by the Third Amendment to the Merger Agreement, dated as of March 7, 1997. The terms of the CSX-NSC Agreement are embodied in a letter agreement dated as of April 8, 1997 (the "CSX/NSC Letter Agreement") and the Transaction Agreement dated as of June 10, 1997 among Conrail, CSX and NSC.

     The CSX/NSC Letter Agreement provided, among other things, (i) for the termination of the NSC's outstanding offer to purchase Conrail shares and the dismissal of litigation between CSX and NSC, (ii) that Conrail would, after the effective time of its merger into a wholly-owned subsidiary of CSX, become a direct or indirect jointly-owned subsidiary of CSX and NSC, (iii) that CSX and NSC would jointly acquire, for $115 in cash, all Conrail shares not already owned by CSX and NSC through a tender offer that closed on May 23, 1997 and subsequent merger, and (iv) that Conrail would continue to be managed by its existing Board of Directors until the requisite approval of the STB is obtained, at which time CSX and NSC will be separately allocated certain of Conrail's railroad assets and will jointly operate certain other railroad activities of Conrail.

     On May 23, 1997, the CSX-NSC joint tender offer for the remaining outstanding shares of Conrail's common and ESOP stock was concluded. On June 2, 1997, Conrail became the surviving corporation in a merger with Green Acquisition Corp., a jointly-owned, indirect subsidiary of CSX and NSC, as a result of which the remaining outstanding capital stock of Conrail was acquired by NSC and CSX. The Company remains a wholly-owned subsidiary of Conrail. Simultaneous with the merger, Conrail's common stock was delisted from the New York Stock Exchange and, through the filing of a Form 15, deregistered with the Securities and Exchange Commission. The Conrail stock acquired by NSC and CSX is being held in a voting trust pending approval of the joint acquisition by the STB, which is expected to occur in the third quarter of 1998.

     In the course of normal business, the Company interchanges freight with both NSC and CSX for transport to destinations both within and outside of CRC's service region. The Company shares ownership interests with either one or both railroads in various transportation-related entities, all of which are immaterial to the Company's operating results and financial position.

3.   Merger-Related Costs
     --------------------

     In connection with the joint acquisition of Conrail by NSC and CSX, the Company has incurred pre-tax merger-related costs totaling $65 million ($41 million after income taxes) during 1997. Merger costs of $16 million ($10 million after income taxes) were incurred during 1996 related to the previously proposed merger of Conrail with CSX. Merger costs incurred during both years are composed primarily of fees for investment banking, legal and consulting services.

     In the second quarter of 1997, the Company recorded a charge of $221 million (no related income tax effect) for the termination of its Non-union Employee Stock Ownership Plan ("ESOP") as a result of the repayment of the ESOP note payable of $291 million and related accrued interest to the Company. The Company had recorded a long-term liability of $221 million related to the ESOP termination charge, which is not expected to require future use of the Company's cash for settlement.

     During the second quarter of 1997, the Company recorded a charge of $110 million ($103 million after income taxes) in connection with employment agreements with certain executives, which became operative upon a change in control as defined in such agreements. The agreement with CSX permits Conrail to enter into new agreements with executives to pay some or all of these benefits upon the earlier of the STB's approval or disapproval of the transaction or May 31, 1998, if the executives are employed on that date. Severance benefits to be paid to other Company employees will be determined and accrued when the employees adversely affected by the transaction are identified, which is expected to occur near the time of the STB decision. During 1997, the Company recorded cumulative charges totaling $49 million ($31 million after income taxes) representing a portion of an amount to be paid to certain non-union employees as an incentive to continue their employment with the Company through the effective date of the requisite STB approval of the transaction and subsequent transition period. The total amount of these incentive payments is expected to be approximately $125 million and will continue to be accrued ratably through the fourth quarter of 1998. The Company has recorded a short-term liability of $159 million included in "wages and employee benefits" on the 1997 balance sheet related to the above-mentioned merger-related compensation costs through December 31, 1997, however, such liability is not expected to require future use of the Company's cash for settlement as funding is expected from other sources, including Conrail's Employee Benefits Trust.

     Also, as a result of the acquisition of Conrail, all outstanding Conrail performance shares and all outstanding unvested stock options, restricted shares and phantom shares of Conrail vested during the second quarter of 1997. The Company paid all of the amounts due employees under these arrangements and recorded a $63 million charge ($39 million after income taxes).

4.   Related Party Transactions
     --------------------------
     The Company engages in various transactions with Conrail. The Company funds the cash requirements of Conrail primarily through cash dividends, which totaled $27 million, $261 million and $229 million in 1997, 1996 and 1995, respectively. The Company's dividend payment to its parent in 1997 decreased due to Conrail's reduced cash requirements related to the discontinuance of its dividend payments and stock repurchase program. The Company was obligated to pay a management fee to Conrail equal to the amount of preferred dividends declared by Conrail in connection with the Non-union ESOP, which ceased with the repayment of the ESOP note payable (Note 3). Management fees totaled $4 million in 1997, $20 million in 1996 and $21 million in 1995, and are recorded in "Other income, net" on the consolidated statements of income (Note 13). Advances between the two companies accrue interest at the Federal Reserve Bank's 30-day average interest rate. The resulting interest income and interest expense on advances to and from Conrail were immaterial to the Company's financial statements.

     A summary of the Company's transactions with Conrail are as follows:

                                              December 31,
                                             --------------
                                             1997      1996
                                             ----      ----
                                             (In Millions)
     Short-term receivable                   $ 34        $ 8
     Short-term payable                        48         28
     Long-term payable (Note 3)               221          -


5.   Property and Equipment
     ----------------------

                                                  December 31,
                                              ----------------
                                                1997       1996
                                              ------     ------
                                                 (In Millions)
   Roadway                                   $ 7,166    $ 7,021
   Equipment                                   1,396      1,229
   Less:  Accumulated depreciation            (1,734)    (1,652)
          Allowance for disposition             (392)      (408)
                                             -------    -------
                                               6,436      6,190
                                             -------    -------

   Capital leases (primarily equipment)          869        908
   Accumulated amortization                     (476)      (508)
                                             -------    -------
                                                 393        400
                                             -------    -------
                                              $6,829    $ 6,590
                                             =======   =======

   The Company acquired equipment and incurred related long-term debt under various capital leases of $79 million in 1997, $82 million in 1996 and $71 million in 1995. In 1995 (Note 12) and 1991, the Company recorded allowances for disposition for the sale or abandonment of certain under-utilized rail lines and other facilities.

6.  Accrued and Other Current Liabilities
    -------------------------------------

                                                December 31,
                                               --------------
                                               1997      1996
                                               ----      ----
                                                (In Millions)
     Freight settlements due others            $ 40      $ 44
     Equipment rents (primarily car hire)        74        74
     Unearned freight revenue                    77        79
     Property and corporate taxes                53        47
     Other                                      235       201
                                               ----      ----
                                               $479      $445
                                               ====      ====

7.   Long-Term Debt
     --------------
     Long-term debt outstanding, including the weighted average interest rates at December 31, 1997, is composed of the following:

                                               December 31,
                                           ------------------
                                             1997        1996
                                           ------      ------
                                              (In Millions)
      Capital leases                       $  465      $  491
      Medium-term notes payable,
      7.50%, due 1998 to 1999                  60         109
      Notes payable, 9.75%, due 2000          250         250
      Debentures payable, 7.88%, due 2043     250         250
      Debentures payable, 9.75%, due 2020     544         544
      Equipment and other obligations, 6.66%  275         262
      Commercial paper                          -         100
                                           ------      ------
                                            1,844       2,006
      Less current portion                   (112)       (130)
                                           ------      ------
                                           $1,732      $1,876
                                           ======      ======

     Using current market prices when available, or a valuation based on the yield to maturity of comparable debt instruments having similar characteristics, credit rating and maturity, the total fair value of the Company's long-term debt, including the current portion, but excluding capital leases, is $1,607 million and $1,685 million at December 31, 1997 and 1996, respectively, compared with carrying values of $1,379 million and $1,515 million at December 31, 1997 and 1996, respectively.

     The Company's noncancelable long-term leases generally include options to purchase at fair value and to extend the terms. Capital leases have been discounted at rates ranging from 3.09% to 14.26% and are collateralized by assets with a net book value of $393 million at December 31, 1997.

     Minimum commitments, exclusive of executory costs borne by the Company, are:

                                     Capital         Operating
                                      Leases            Leases
                                     -------         ---------
                                          (In Millions)
            1998                        $ 107             $119
            1999                          99                94
            2000                          76                83
            2001                          60                74
            2002                          57                68
            2003 - 2017                  239               476
                                       -----              ----
            Total                        638              $914
                                                          ====
            Less interest portion       (173)
                                       -----
            Present value              $ 465
                                       =====

     Operating lease rent expense was $122 million in 1997, $127 million in 1996 and $130 million in 1995.

     In June 1993, the Company and Conrail filed a shelf registration statement on Form S-3 to enable the Company to issue up to $500 million in debt securities or Conrail to issue up to $500 million in convertible debt and equity securities. The remaining balance under this shelf registration was $312 million at December 31, 1997, although restrictions arising from Conrail's acquisition may prevent its use.

     In January 1997, the Company assumed $31 million of Equipment Trust Certificates, at an interest rate of 8.31%, due 2012, to finance the lease buyout of 20 locomotives from Locomotive Management Services, a general partnership of which the Company holds a fifty percent interest.

     Equipment and other obligations mature in 1998 through 2043 and are collateralized by assets with a net book value of $266 million at December 31, 1997. Maturities of long-term debt other than capital leases are $48 million in 1998, $48 million in 1999, $268 million in 2000, $19 million in 2001, $18 million in 2002 and $978 million in total from 2003 through 2043.

     During 1997, the Company repaid all of its commercial paper, and no commercial paper remains outstanding at December 31, 1997.

     The Company maintains a $440 million uncollateralized bank credit agreement with a group of banks which is used for general corporate purposes and to support its commercial paper program. The agreement matures in 2000 and requires interest to be paid on amounts borrowed at rates based on various defined short-term rates and an annual maximum fee of .110% of the facility amounts. The agreement contains, among other conditions, restrictive covenants relating to a debt ratio and consolidated tangible net worth. During 1997, the Company had no borrowings under this agreement.

     Interest payments were $163 million in 1997, $170 million in 1996 and $177 million in 1995.

8.  Income Taxes
    ------------
    The provisions for income taxes are composed of the following:

                                       1997        1996    1995
                                       ----        ----   -----
                                              (In Millions)
     Current
        Federal                        $118        $ 87    $ 75
        State                            17           8      15
                                       ----        ----    ----
                                        135          95      90
                                       ----        ----    ----
     Deferred
        Federal                         120         149     111
        State                            38          31      (3)
                                       ----        ----    ----
                                        158         180     108
                                       ----        ----    ----

     Special income tax obligation
        Federal                         (54)        (80)    (61)
        State                            (9)        (14)    (12)
                                       ----        ----    ----
                                        (63)        (94)    (73)
                                       ----        ----    ----
                                       $230        $181    $125
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

     The nondeductibility of the ESOP termination charge and certain merger-related compensation costs for federal and state income tax purposes, has resulted in a significant difference between the Company's statutory and effective tax rates for 1997 (Note
     3).

     A tax law was enacted during the third quarter of 1997 by a state in which the Company operates which changed the Company's method of computing taxes and resulted in a tax rate increase. Income tax expense for 1997 was increased by $22 million representing the effects of adjusting deferred income taxes and the special income tax obligation for the rate increase as required by SFAS 109, "Accounting for Income Taxes" ("SFAS 109").

     As a result of a decrease in a state income tax rate enacted during 1995, income tax expense for that year was reduced by $21 million representing the effects of adjusting deferred income taxes and the special income tax obligation for the rate decrease as required by SFAS 109.

     Reconciliations of the U.S. statutory tax rates with the effective tax rates are as follows:

                                           1997     1996    1995
                                           ----     ----    ----
         Statutory tax rate                 35.0%   35.0%   35.0%
         State income taxes,
           net of federal benefit            3.2     3.3     3.5
         ESOP termination charge            36.3
         Nondeductible merger-related
           compensation costs               14.9
         Effect of state tax increase
           (decrease) on deferred taxes      9.3            (5.5)
         Other                              (1.2)   (3.2)    (.2)
                                            ----    ----    ----
         Effective tax rate                 97.5%   35.1%   32.8%
                                            ====    ====    ====

     In 1996, the Company reached a settlement with the Internal Revenue Service ("IRS") related to the audit of the Company's consolidated federal income tax returns for the fiscal years 1990 through 1992. The Company made a payment of $39 million pending resolution of the final interest determination related to the settlement, of which $6 million was refunded to the Company in 1997. The Company's consolidated federal income tax returns for fiscal years 1993 through 1995 are currently being examined by the IRS. Federal and state income tax payments were $120 million in 1997, $145 million in 1996 (excluding tax settlement) and $109 million in 1995.

     Significant components of the Company's special income tax obligation and deferred income tax liabilities (assets) are as follows:

                                                       December 31,
                                                    -----------------
                                                      1997       1996
                                                    ------     ------
                                                       (In Millions)
     Current assets                                 $  (10)    $   (9)
     Current liabilities                               (97)      (245)
     Miscellaneous                                       -        (31)
                                                    ------     ------
     Current deferred tax asset, net                $ (107)    $ (285)
                                                    ======     ======
     Noncurrent liabilities:
      Property and equipment                         1,877      1,939
      Other long-term assets (primarily prepaid
       pension asset)                                   90         92
      Miscellaneous                                    130         98
                                                    ------     ------
                                                     2,097      2,129
                                                    ------     ------
     Noncurrent assets:
      Nondeductible reserves and other
       liabilities                                    (200)      (174)
      Tax benefit transfer receivable                  (36)       (36)
      Miscellaneous                                   (116)       (89)
                                                    ------     ------
                                                      (352)      (299)
                                                    ------     ------
     Special income tax obligation and
      deferred income tax liabilities, net          $1,745     $1,830
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

     Pension credits include the following components:

                                                       1997   1996  1995
                                                      -----   ----  ----
                                                         (In Millions)
     Service cost - benefits earned during the period $   8   $  9  $  8
     Interest cost on projected benefit obligation       50     51    51
     Return on plan assets - actual                    (197)  (138) (254)
                           - deferred                    99     47   167
     Net amortization and deferral                      (21)   (15)  (15)
                                                      -----   ----  ----
                                                      $ (61)  $(46) $(43)
                                                      =====   ====  ====

     The funded status of the pension plans and the amounts reflected in the balance sheets are as follows:

                                                     1997        1996
                                                   ------       -----
                                                     (In Millions)
     Accumulated benefit obligation ($605 million
     and $655 million vested, respectively)        $  610      $  661
                                                   ======      ======
     Market value of plan assets                    1,308       1,187
     Projected benefit obligation                    (699)       (734)
                                                   ------      ------
     Plan assets in excess of projected
       benefit obligation                             609         453
     Unrecognized prior service cost                   33          36
     Unrecognized transition net asset                (72)        (90)
     Unrecognized net gain                           (343)       (231)
                                                   ------      ------
     Net prepaid pension cost                      $  227      $  168
                                                   ======      ======


     The assumed weighted average discount rates used in 1997 and 1996 are 7.0% and 7.5%, respectively and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation as of December 31, 1997 and 1996 is 6.0%. The expected long-term rate of return on plan assets (primarily equity securities) in 1997 and 1996 is 9.0%.

     Savings Plans
     -------------
     The Company and certain subsidiaries provide 401(k) savings plans for union and non-union employees. However, in connection with the close of the CSX-NSC joint tender offer for Conrail, the Company's Non-union ESOP was terminated with the repayment of the

     ESOP note payable of $291 million and related accrued interest in the second quarter of 1997, resulting in a charge of $221 million (no related income tax effect) (Notes 2 and 3). Under the Company's Non-union ESOP, 100% of employee contributions were matched in the form of ESOP stock for the first 6% of a participating employee's base pay. There is no Company match provision under the union employee plan except for three unions which negotiated a Company match as part of their new contract provisions. Savings plan expense was $1 million in 1997 and $4 million in 1996 and 1995.

     In connection with the formation of the Non-union ESOP in 1990, the Company issued shares of its ESOP stock to the Non-union ESOP in exchange for a 20 year promissory note from the Non-union ESOP in the principal amount of approximately $290 million. In conjunction with the formation of the holding company in 1993, each share of the Company's preferred stock, all of which were held by the Non-union ESOP, was automatically converted into one share of preferred stock of Conrail and the promissory note receivable from the Non-union ESOP plus the accrued interest of $21 million were reclassified by the Company to the stockholder's equity section of its balance sheet. The Company received debt service payments from the Non-union ESOP of $11 million in 1997, $40 million in 1996 and $31 million in 1995.

     Prior to the close of the joint tender offer (Notes 2 and 3) unearned ESOP compensation was charged to the Company by Conrail as shares of ESOP stock were allocated to participants. An amount equivalent to the preferred dividends declared on the ESOP stock had partially offset compensation expense of the Company and interest expense of Conrail related to the Non-union ESOP through the close of the joint tender offer. Compensation expense related to the Non-union ESOP was $2 million in 1997, $11 million in 1996 and $10 million in 1995.

     Prior to its acquisition, Conrail made dividend payments at a rate of 7.51% on the ESOP stock, and the Company made additional contributions in an aggregate amount sufficient to enable the Non-union ESOP to make the required interest and principal payments on its note.


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

     The following sets forth the plans' funded status reconciled with amounts reported in the Company's balance sheets:

                                         1997              1996
                                  -----------------  -----------------
                                            Life               Life
                                  Medical Insurance  Medical Insurance
                                   Plan     Plan      Plan     Plan
                                            (In Millions)
     Accumulated postretirement
      benefit obligation:
       Retirees                      $28     $20       $44      $20
       Fully eligible active plan
        participants                   1                 1
       Other active plan participants           5                 3
                                     ---      ---      ---      ---
     Accumulated benefit obligation   29       25       45       23
     Market value of plan assets              (10)              (10)
                                     ---      ---      ---      ---
     Accumulated benefit obligation
      in excess of plan assets        29       15       45       13
     Unrecognized gains and (losses)   9        1       (1)       2
     Accrued benefit cost recognized
      in the Consolidated Balance    ---      ---      ---      ---
      Sheet                          $38      $16      $44      $15
                                     ===      ===      ===      ===
     Net periodic postretirement
      benefit cost, primarily
      interest cost                  $ 1      $ 1      $ 3      $ 1
                                     ===      ===      ===      ===


     An 8 percent rate of increase in per capita costs of covered health care benefits was assumed for 1998, gradually decreasing to 6 percent by the year 2007. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1997 by $2 million and would have an immaterial effect on the net periodic postretirement benefit cost for 1997. Discount rates of 7.0% and 7.5% were used to determine the accumulated postretirement benefit obligations for both the medical and life insurance plans in 1997 and 1996, respectively. The assumed rate of compensation increase was 6% in both 1997 1996.

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

     Subsequent to July 1, 1993, the Company had 100 shares of common stock outstanding, all held by Conrail. All of the Company's long-term incentive plans were amended in 1993 to reflect the use of Conrail's common stock. The Company has applied APB 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for the Conrail plans. Accordingly, no compensation cost was recognized for the Conrail fixed stock option plans prior to Conrail's acquisition. However, in connection with the acquisition of Conrail, all outstanding performance shares and all outstanding unvested stock options, restricted shares and phantom shares vested during the second quarter of 1997. The Company paid all of the amounts due under these arrangements and recorded a $63 million charge ($39 million after income taxes) for the related compensation expense.

     Conrail's 1987 and 1991 Long-Term Incentive Plans authorized the granting to officers and key employees of up to 4 million and
     6.6 million shares of common stock, respectively, through stock options, stock appreciation rights, phantom stock and awards of restricted or performance shares. A stock option was exercisable for a specified term commencing after grant at a price not less than the fair market value of the stock on the date of grant. The vesting of awards made pursuant to these plans was contingent upon one or more of the following: continued employment, passage of time or financial and other performance goals.

     The activity and status of stock options under the incentive plans follow:

                                      Non-qualified Stock Options
                                -----------------------------------
                                      Option Price            Shares
                                         Per Share      Under Option
                                 -----------------      ------------
     Balance, January 1, 1995    $14.000 - $ 66.938       1,363,955
         Granted                 $50.688 - $ 68.563         516,757
         Exercised               $14.000 - $ 53.875        (200,940)
         Canceled                $42.625 - $ 53.875        (123,560)
                                                       ------------
     Balance, December 31, 1995  $14.000 - $ 68.563       1,556,212
         Granted                 $68.563 - $ 96.063         551,038
         Exercised               $14.000 - $ 73.250      (1,268,085)
         Canceled                $42.625 - $ 70.031          (3,984)
                                                       ------------
     Balance, December 31, 1996  $14.000 - $ 96.063         835,181
         Granted                 $42.625 - $104.438         416,190
         Exercised               $14.000 - $104.438        (267,294)
         Canceled                $42.625 - $ 50.688          (6,625)
         Purchased due to Conrail
          acquisition            $14.000 - $104.438        (977,452)
                                                       ------------
     Balance, December 31, 1997                                  -
                                                       ============
     Available for future grants
        December 31, 1996                                 3,969,317
                                                       ============
        December 31, 1997                                        -
                                                       ============

     The weighted average exercise prices of options granted during 1996 and 1995 were $70.130 per share and $51.204 per share, respectively. The weighted average exercise prices of options exercised during 1996 and 1995 were $48.32 per share and $31.16 per share, respectively.

     Pro forma disclosure of net income as if the Company had adopted the cost recognition requirements under SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) in 1996 and 1995 is presented below ($ in millions):

                                                   1996    1995
                                                  -----   -----
     Net income as reported                        $335    $256
     Net income pro forma                           328     254


     The fair value of each option granted during 1996 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (1) dividend yield of 2.43%, (2) expected volatility of 25.25%, (3) risk-free interest rate of 5.51%, and (4) expected life of 4 years. The weighted average fair value of options granted during 1996 and 1995 was $16.00 per share and $13.12 per share, respectively.

     Prior to its acquisition, Conrail had granted phantom shares and restricted stock under its non-union employee bonus plans to eligible employees who elected to defer all or a portion of their annual bonus in a given year. The number of shares granted depended on the length of the deferral period. Grants were made at the market price of Conrail's common stock at the date of grant. Conrail had granted 148,749 shares and 337,329 shares of phantom and restricted stock, respectively, under its non-union employee bonus plans through its acquisition date of May 23, 1997. Conrail had also granted 201,945 performance shares under its 1991 Long-Term Incentive Plan through its acquisition date. Compensation expense related to these plans was $2 million in 1996 and $3 million in 1995. The weighted-average fair value for the phantom shares and restricted stock granted during 1996 and 1995 was $68.02 per share and $52.88 per share, respectively. As a result of the Conrail acquisition, the Company paid all of the amounts due to employees under stock-related compensation arrangements during the second quarter of 1997 (Note 3).


11.  Voluntary Separation Programs
     -----------------------------
     During 1996, the Company recorded a charge of $135 million (before tax benefits of $52 million) consisting of $102 million in termination benefits to be paid to non-union employees participating in the voluntary retirement and separation programs ("voluntary separation programs") and losses of $33 million on non-cancelable leases for office space no longer required as a result of the reduction in the Company's workforce. Over 840 applications were accepted from eligible employees under the voluntary separation programs. Approximately $90 million in benefits are being paid from the Company's overfunded pension plan.

12.  Asset Disposition Charge
     ------------------------
     Included in 1995 operating expenses is an asset disposition charge of $283 million, which reduced net income by $175 million. The asset disposition charge resulted from a review of the Company's route system and other operating assets to determine those that no longer effectively and economically supported current and expected operations. The Company identified and planned to sell 1,800 miles of rail lines that were expected to provide proceeds substantially less than net book value. In addition, other assets, principally yards and side tracks, identified for disposition were written down to estimated net realizable value (See Note 1 "Asset Impairment"). Currently, the asset disposition program is under review as a result of the Conrail acquisition (Note 2).

13.  Other Income, Net
     -----------------

                                     1997      1996     1995
                                     ----      ----     ----
                                         (In Millions)
        Interest income               $14      $ 30     $ 33
        Rental income                  41        50       57
        Property sales                 23        23       27
        Management fee                 (4)      (20)     (21)
        Other, net                      9         9       15
                                     ----      ----     ----
                                      $83      $ 92     $111
                                     ====      ====     ====

14.  Commitments and Contingencies
     -----------------------------
     Environmental
     -------------
     The Company is subject to various federal, state and local laws and regulations regarding environmental matters. The Company is a party to various proceedings brought by both regulatory agencies and private parties under federal, state and local laws, including Superfund laws, and has also received inquiries from governmental agencies with respect to other potential environmental issues. At December 31, 1997, the Company has received, together with other companies, notices of its involvement as a potentially responsible party or requests for information under the Superfund laws with respect to cleanup and/or removal costs due to its status as an alleged transporter, generator or property owner at 135 locations. However, based on currently available information, the Company believes that it may have some potential responsibility at only 60 of these sites.
     Due to the number of parties involved at many of these sites, the wide range of costs of possible remediation alternatives, the changing technology and the length of time over which these matters develop, it is often not possible to estimate the Company's liability for the costs associated with the assessment and remediation of contaminated sites.

     Although the Company's operating results and liquidity could be significantly affected in any quarterly or annual reporting period if it were held principally liable in certain of these actions, at December 31, 1997, the Company had accrued $48 million, an amount it believes is sufficient to cover the probable liability and remediation costs that will be incurred at Superfund sites and other sites based on known information and using various estimating techniques. The Company believes the ultimate liability for these matters will not materially affect its consolidated financial condition.

     The Company spent $9 million in 1997, $11 million in 1996 and $14 million in 1995 for environmental remediation and related costs and anticipates spending an amount comparable to that spent in 1997 during 1998. In addition, the Company's capital expenditures for environmental control and abatement projects were approximately $7 million in 1997 and $6 million in 1996 and 1995, and are anticipated to be approximately $11 million in 1998.

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

     The Company may be contingently liable for approximately $50 million at December 31, 1997 under indemnification provisions related to sales of tax benefits.

     The Company had an average of 19,802 employees in 1997, approximately 86% of whom are represented by 14 different labor organizations and are covered by 21 separate collective bargaining agreements. The Company was not engaged in any collective bargaining at December 31, 1997.

     The Company currently guarantees the principal and interest payments in the amount of $48 million on Equipment Trust
     Certificates for Locomotive Management Services, a general partnership of which the Company holds a fifty percent interest.

     The Company has received an adverse jury verdict related to a railroad crossing accident in Ohio that includes a significant punitive damage award that approximates $15 million. The Company believes the punitive damage award in this case is improper and that it has meritorious defenses, which it is pursuing on appeal.

     The Company, currently, has not taken actions to resolve anticipated year 2000 issues related to its computer systems since it believes that such issues will be resolved in connection with the proposed integration of its systems with those of CSX and NSC following the requisite STB approval of the Conrail acquisition. In the event that the STB does not approve the sale of Conrail, the Company is developing a contingency plan to enable it to continue to operate into the year 2000 and beyond. While it is not possible, at this time, to quantify the overall cost of implementing this contingency plan, the Company believes that it would be material to its results of operations during the implementation period. In addition, were the STB to disapprove the sale of Conrail, the Company believes that failure to develop and implement such a plan could result in a material financial risk and serious disruption in its operations.


15.  Condensed Quarterly Data (Unaudited)
     -----------------------------------

                                             First          Second          Third           Fourth
                                         -------------   ------------    -----------     ------------
                                         1997    1996    1997    1996    1997   1996     1997    1996
                                         ----    ----    ----    ----    ----   ----     ----    ----
                                                             ($ In Millions)
     Revenues                            $898    $884   $ 931    $943    $935   $923    $ 970    $934
     Income (loss) from operations        115      68    (232)     54     217    234      218     242
     Net income (loss)                     60      29    (274)     23     101    137      119     146
     Ratio of earnings to fixed charges  2.57x   1.73x      -    1.54x   4.78x  4.76x    4.78x   4.98x


     The Company recorded pre-tax merger-related costs of $22 million ($14 million after income taxes), $440 million ($390 million after income taxes), $23 million ($16 million after income taxes) and $23 million ($15 million after income taxes) during the first, second, third and fourth quarters of 1997, respectively.
     A $221 million ESOP termination charge (no income tax effect) is included in the second quarter of 1997 merger-related costs (Note
     3). After the merger-related costs were recognized during the second quarter of 1997, earnings available for fixed charges were inadequate by $257 million.

     A tax law was enacted during the third quarter of 1997 by a state in which the Company operates which changed the Company's method of computing taxes and resulted in a tax rate increase. Income tax expense for the third quarter was increased by $22 million representing the effects of adjusting deferred income taxes and the special income tax obligation for the rate increase as required by SFAS 109 (Note 8).

     During the second quarter of 1996, the Company recorded a one-time charge of $135 million for the non-union employee voluntary early retirement and separation programs and related costs, which reduced net income by $83 million (Note 11). During the fourth quarter of 1996, the Company recorded merger-related costs of $16 million ($10 million after income taxes) (Note 3).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

                               PART III


Item 10.  Directors and Executive Officers of the Registrant.
-------   --------------------------------------------------

         The information regarding executive officers called for by
         Item 401 of Regulation S-K is included in Part I under
         "Executive Officers of the Registrant."

DIRECTORS

       Name, Business Experience                          Prior Service As
        and Other Directorships                           Conrail Director
        -----------------------                           ----------------


H. Furlong Baldwin                                        Since 1988
Chairman and Chief Executive Officer of
Mercantile Bankshares Corporation since
prior to January 1993. Director,
Mercantile Bankshares Corporation,
Baltimore Gas & Electric Company, GRC
International, Inc. and USF&G Corporation.
Age 66.

Claude S. Brinegar                                        Since 1990
Vice Chairman of Unocal Corp., a high
technology earth resources company, from
August 1989 to June 1995.  Retired from
Unocal Corp. in May 1992, where he held
the position of Executive Vice President -
Administration and Planning, since 1989.
Director, Maxicare Health Plans, Inc.  Age
71.

Daniel B. Burke                                           1981 to 1986 and
Chairman and Owner, Portland, Maine                       since 1987
Baseball Inc., 1994 to present.  Retired in
February 1994 from Capital Cities/ABC,
Inc. where he held the positions of
President and Chief Executive Officer
since June 1990.  Director, Rohm and Haas
Co., Morgan Stanley Dean Witter, Darden
Restaurants and the Washington Post
Company.  Age 69.


Kathleen Foley Feldstein                                  Since 1993
President of Economics Studies, Inc., a
private consulting firm, since prior to
January 1, 1991. Director, Bank America
Corporation, Digital Equipment
Corporation, John Hancock Mutual Life
Insurance Company and Ionics Corporation.
Age 57.

       Name, Business Experience                          Prior Service As
        and Other Directorships                           Conrail Director
        -----------------------                           ----------------


Roger S. Hillas                                           Since 1981
Retired in January 1993 from Meritor
Savings Bank where he held the positions of Chairman and Chief Executive Officer between July 1988 and December 1992.
Director, P.H. Glatfelter Company, Toll
Bros., Inc., The Bon-Ton Stores, Inc.  Age
70.

E. Bradley Jones                                          Since 1987
Retired in December 1984 from LTV Steel
Company where he held the positions
of Chairman and Chief Executive Officer
and Group Vice President of LTV Corporation.
Director, TRW, Inc.,  Birmingham Steel
Corporation and RPM, Inc.;  Trustee,
Fidelity Group of Funds.  Age 70.


David M. LeVan
Chairman, President and Chief Executive                   Since 1994
Officer of Conrail since May 1996.
Served as President and Chief Executive
Officer between March 1995 and May 1996.
President and Chief Operating Officer of
Conrail between September 1994 and March
1995.  Executive Vice President between
November 1993 and September 1994.  Senior
Vice President - Operations between July
1992 and November 1993.  Age 52.

David B. Lewis                                            Since 1989
Chairman of Lewis & Munday, P.C., a law
firm, since prior to January 1991.
Director, LG&E Energy Corp., Comerica
Bank, TRW, Inc. and M.A. Hanna Company.
Lewis & Munday provided legal services to
Conrail in 1997.   Age 53.

John C. Marous                                            Since 1991
Retired in July 1990 from Westinghouse
Electric Corporation where he held the
position of Chairman and Chief Executive
Officer between January 1988 and July
1990.  Director, Mellon Bank, N.A.  Age
72.

        Name, Business Experience                         Prior Service As
         and Other Directorships                          Conrail Director
         -----------------------                          ----------------


Gail J. McGovern                                          Since 1996
Executive Vice President, Consumer Markets of AT&T since January 1997. Executive
Vice President, Business Markets of AT&T between November 1995 and January 1997.
Vice President, Business Services of AT&T between April 1994 and November 1995.
Vice President, Strategy of AT&T between
August 1993 and April 1994.  Vice
President, 800 Service of AT&T between
January 1992 and August 1993.  Age 46.

Raymond T. Schuler                                        Since 1981
Retired in September 1990 from the
Business Council of New York State, Inc., where he held the positions of Vice
Chairman, President and Chief Executive
Officer. Director, Oneida, Ltd. and
Shawmut-Fleet Bank.  Age 68.


David H. Swanson                                          Since 1989
Chairman, President and Chief Executive
Officer of Explorer Nutrition & Fiber
Group, an agri-business company, between
January 1993 and December 1995, and from
September 1997 to present. President and Chief Executive Officer of Countrymark,
Inc., a farm supply and marketing company, from December 1995 to September 1997.
Chairman, President and Chief Executive
Officer of Central Soya Company, Inc.,
between 1986 and January 1994.  Director,
Fiduciary Trust International.  Age 55.

Item 11.  Executive Compensation.
-------   ----------------------

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

      Directors' Compensation. Directors who are not officers of Conrail receive an annual fee of $35,000 and a fee of $1,000 for each Board and Board committee meeting they attend. Each such director who is a chairman of a Board Committee receives an additional annual fee of $5,000. Directors who are officers of Conrail are not paid any fees for service on the Board or on any Board Committees.

     Conrail maintains a Retirement Plan for Non-Employee Directors that provides each director who is not an employee or former employee of Conrail with a retirement benefit equal to the product of
(1) one-twelfth of his or her annual retainer fee from Conrail in effect at the time the director ceases to serve as a member of the Board and (2) the number of full months, up to 120, he or she served on the Board.

      Benefits are payable in cash, from Conrail's general assets, in equal monthly installments over the ten-year period beginning with the month following the later of (1) the month in which the director ceases to serve on the Board or (2) the month in which the director attains age 65. Notwithstanding the foregoing, (1) the benefits of directors who cease to serve on the Board on account of disability commence with the month following the month in which the director ceases to serve on the Board, and (2) after a director's death, his or her benefits shall be paid to the director's designated beneficiary, or in the absence of a written designation, to the director's estate, in a lump sum, as soon as practicable following the director's death.

      Benefits are forfeited in the event the director, before he or she attains age 65, is removed from the Board for cause or voluntarily resigns from the Board, unless the resignation is approved by the Board on account of a conflict between the interests of the director and the interests of Conrail.

       Conrail also maintains a Board of Directors Charitable Contributions Program pursuant to which Conrail has purchased life insurance policies of $1 million on the life of each director. Upon the death of an individual director, Conrail will donate $1 million in five annual installments of $200,000 each to one or more qualifying educational or charitable organizations designated by the director, and will be reimbursed by the life insurance proceeds. Individual directors derive no financial benefit from the program; all charitable deductions accrue solely to Conrail. In 1997, a donation of $200,000 was made under the program on behalf of the late Ann F. Friedlaender.

     Compensation of Executive Officers. The following table provides certain summary information concerning compensation awarded to, earned by or paid in 1997 to Conrail's Chairman, President and Chief Executive Officer, David M. LeVan, and each of the four other most highly compensated executive officers of Conrail (determined as of the end of the last fiscal year (December 31, 1997) and hereafter referred to as the "named executive officers") for all services rendered in all capacities to Conrail and its subsidiaries during the fiscal years ended December 31, 1995, 1996 and 1997.


                      SUMMARY COMPENSATION TABLE

                                                       Long-Term Compensation
                       Annual Compensation                     Awards
                     -----------------------      -----------------------------
(a)                       (b)        (c)          (d)           (f)          (g)            (i)

                                                            Restricted    Securities
Name and                                                    Stock         Underlying     All Other
Principal                          Salary        Bonus      Award(s)      Options/SARS   Compensation
Position                 Year       ($)           ($)          ($)            (#)           ($)(1)
------------             ----      ------        -----      ----------    ------------   ------------

D. M. LeVan              1997      714,609     1,606,500    1,245,350(2)        29,000        123,173
Chairman, President      1996      594,522             0            0           33,000         89,423
& CEO                    1995      514,519        24,759      509,976(3)        30,746          9,000


R. J. Conway             1997      270,999       370,138      304,762(2)         5,000        123,173
Sr. Vice President-      1996      257,031             0            0            9,000         89,423
Operations               1995      223,889       101,367       27,425(3)         9,000          9,000


J. P. Sammon             1997      222,590       304,042      304,762(2)         5,000        123,173
Sr. Vice President-      1996      217,720             0            0            9,000         89,423
CORE Service Group       1995      198,334        90,104       27,425(3)         9,000          9,000


C. A. Archer             1997      213,944       290,822      293,475(2)         5,000        123,173
Sr. Vice President-      1996      193,260             0            0            9,000         89,423
Intermodal Service       1995      172,319         7,806       96,012(3)         7,873          8,860
Group


T. T. O'Toole            1997      211,623       284,213      238,843(2)         5,000        123,173
Sr. Vice President-      1996      187,426             0            0            8,123         89,423
Law & Government         1995      188,529        33,642       50,707(3)         3,750          6,919
Affairs


 (1) These amounts represent Conrail's contribution through a 401(k) plan during 1997, 1996 and 1995, and amounts in 1996 and 1997 include allocations resulting from termination of the Employee Stock Ownership Plan in connection with the acquisition of Conrail Inc.

(2) This figure represents the value of shares of Conrail Common Stock awarded April 1, 1997 ($112.875) in settlement of performance shares granted on January 1, 1995, January 1, 1996
     and February 19, 1997.   As of December 31, 1997, the named
     executive officers held no restricted shares of Conrail Common
     Stock.

(3) This figure represents the following: (i) full market value as of the January 31, 1996 grant date of restricted shares of Conrail Inc. Common Stock awarded to the named executive officer as a result of a 1995 bonus deferral, and is composed of the amount of the 1995 bonus which such officer elected to defer ($277,546, $26,171 and $60,013 for Messrs. LeVan and O'Toole and Ms. Archer, respectively, plus a matching contribution by Conrail in the amount of 50% for Messrs. LeVan and O'Toole and 20% for Ms. Archer; and (ii) the value of shares of Conrail Inc. Common Stock awarded on January 22, 1996 in settlement of performance shares granted on January 1, 1995 based on Conrail's having met certain predetermined financial performance goals (computed at a fair market value of $68.5625). The number of shares of restricted stock was determined by the fair market value of Conrail Inc. Common Stock on January 31, 1996 ($70.3125).

The following table contains information concerning the grant of stock options made to the named executive officers during the fiscal year ended December 31, 1997.


                        Option/SAR Grants in Last Fiscal Year



                           Individual Grant                                        Grant Date
                                                                                       Value
    (a)                (b)            (c)               (d)              (e)              (f)
---------------------------------------------------------------------------------------------
                Number of      % of Total
                Securities     Options/SARs
                Underlying     Granted to        Exercise or                      Grant Date
                Options/SARs   Employees in      Base Price                       Present Value
Name            Granted (#)    Fiscal Year       ($/sh)         Expiration Date       ($)

D. M. LeVan       29,000(1)        10%             $104.4375    February 19, 2007      (2)

R.J. Conway        5,000(1)       1.2%             $104.4375    February 19, 2007      (2)

J.P. Sammon        5,000(1)       1.2%             $104.4375    February 19, 2007      (2)

C.A. Archer        5,000(1)       1.2%             $104.4375    February 19, 2007      (2)

T.T. O'Toole       5,000(1)       1.2%             $104.4375    February 19, 2007      (2)


(1)  Exerciseable as of April, 1997.

(2) In June 1997, Conrail Inc.'s Common Stock was delisted and ceased to be publicly traded. At such time, all outstanding unexercised employee stock options were cashed out at $115 per share, in connection with Conrail Inc.'s acquisition. See Notes 2 and 3 to Consolidated Financial Statements elsewhere in this Annual Report.

      The following table provides information concerning gains from stock options realized during the fiscal year ended December 31, 1997, by each of the named executive officers and the value of unexercised stock options held by each such officer as of December 31, 1997.


          Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

     (a)               (b)                (c)                  (d)                (e)
                                                           Number of
                                                           Securities       Value of
                                                           Underlying       Unexercised
                                                           Unexercised      In-the-Money
                                                           Options/SARs     Options/SARs
                                                           at FY-End (#)    at FY-End ($)

                 Shares Acquired                           Exercisable/     Exercisable/
Name             On Exercise (#)(1)   Value Realized ($)   Unexercisable    Unexercisable
----             -------------------  ------------------   -------------    -------------

D. M. LeVan           127,896             6,178,136        E        0       E        0
                                                           U        0       U        0

R. J. Conway           32,375             1,714,859        E        0       E        0
                                                           U        0       U        0

J. P. Sammon           23,125             1,069,578        E        0       E        0
                                                           U        0       U        0

C. A. Archer           18,028               854,261        E        0       E        0
                                                           U        0       U        0

T. T. O'Toole          31,173             1,747,957        E        0       E        0
                                                           U        0       U        0

(1) In June 1997, all outstanding unexercised employee stock options were cashed out at $115 per share, in connection with Conrail Inc.'s acquisition. See Notes 2 and 3 to Consolidated Financial Statements elsewhere in this Annual Report.



        Long-Term Incentive Plans ---Awards in Last Fiscal Year

                                                          Estimated Future Payouts
                                                     under Non-Stock Price-Based Plans
                                                     ---------------------------------
    (a)         (b)                 (c)              (d)            (e)           (f)

                                 Performance
                Number of        or Other
                Shares, Units    Period Until
                or Other         Maturation
Name            Rights (#)(1)     or Payout       Threshold (#)  Target (#)    Maximum(#)
----            -------------     ---------       -------------  ----------    ----------

D. M. LeVan            3,900     February 1999          3,900         3,900        3,900

R. J. Conway             700     February 1999            700           700          700

J. P. Sammon             700     February 1999            700           700          700

C. A. Archer             700     February 1999            700           700          700

T. T. O'Toole            700     February 1999            700           700          700


(1) Represents performance shares granted to the named executive officers in February 1997, all of which were settled on April 1, 1997 at $112.875, in
     connection with Conrail Inc.'s acquisition.   See Notes 2 and 3 to the
     Consolidated Financial Statements elsewhere in this Annual Report.


               Pension Plan Table and Related Disclosure

      The following table shows estimated annual retirement benefits payable under the Conrail Supplemental Pension Plan.

                                                 Years of Service
----------------------------------------------------------------------------------

Remuneration                15 YRS      20 YRS      25 YRS      30 YRS      35 YRS

$  125,000                  $ 20,928    $ 27,905    $ 34,881    $ 41,857    $ 48,833
   150,000                    26,178      34,905      43,631      52,357      61,083
   175,000                    31,428      41,905      52,381      62,857      73,333
   200,000                    36,678      48,905      61,131      73,357      85,583
   225,000                    41,928      55,905      69,881      83,857      97,833
   250,000                    47,178      62,905      78,631      94,357     110,083
   300,000                    57,678      76,905      96,131     115,357     134,583
   400,000                    78,678     104,905     131,631     157,357     183,583
   450,000                    89,178     118,905     148,631     178,357     208,083
   500,000                    99,678     132,905     166,131     199,357     232,583
   600,000                   120,678     160,905     201,131     241,357     281,583
   700,000                   141,678     188,905     236,131     283,357     330,583
   750,000                   152,178     202,905     253,631     304,357     355,083
 1,250,000                   257,178     342,905     428,631     514,357     600,083
 1,500,000                   309,678     412,905     516,131     619,357     722,583


     Messrs. LeVan, Conway, Sammon, Ms. Archer and Mr. O'Toole have 19, 28, 18, 17 and 17 years of credited service, respectively. Compensation covered by the Pension Plan consists of an employee's wages for federal income tax purposes (see column (c) to the Summary Compensation Table plus any bonus paid in 1997; column (d) reflects bonuses earned in the stated year, but not paid in such year), excluding reimbursements, fringe benefits, gains from the exercise of employee stock options, and contributions to deferred compensation plans other than employee deferrals under Conrail's Matched Savings Plan. In 1997, the covered compensation of Messrs. LeVan, Conway, Sammon, Ms. Archer and Mr. O'Toole was $1,843,865, $387,801, $235,038,
$323,171 and $367,980, respectively. The table above shows estimated annual retirement benefits, after application of the Pension Plan's railroad retirement offset, payable to participants as a straight life annuity under the Pension Plan upon normal retirement at age 65 based upon final average compensation and years of Conrail service. The table does not reflect statutory limits on benefits under tax-qualified plans.

     Under its Merger Agreement between Conrail Inc. and CSX, the Conrail pension plan may be amended to provide benefits to eligible Conrail non-union employees under the CSX pension formula. The specific terms of that amendment have not been finalized. At normal retirement age of 65, the CSX formula will not produce benefits materially different from those set forth above.

        Employment Agreements and Termination of Employment and
                    Change in Control Arrangements

     To ensure that Conrail would have the continued dedicated service of certain executives notwithstanding the possibility, threat or occurrence of changes in control, in 1995, Conrail entered into severance agreements with its officers and certain key employees, including the officers named in the Summary Compensation Table ("Change of Control Contracts"). The agreements generally provide that if the executive is Terminated other than for Cause within three years after a Change in Control, or within two years of regulatory approval of such Change in Control, each as defined in the agreement, such executive is entitled to receive severance benefits. Such benefits would be equal to a lump sum payment equal to all previously accrued cash compensation, three times the sum of the then-current base salary and highest annual bonus earned within the previous three calendar years, together with certain other payments and benefits, including continuation of employee welfare benefits and an additional payment to compensate the executive for certain excise taxes imposed upon payments under such agreements. In addition, such Termination would result in the acceleration of vesting or lapse of restricted periods on previously granted stock-based incentive awards.

     In connection with the acquisition of Conrail Inc., CSX and NS have agreed to pay to Mr. LeVan, in lieu of any stay bonus and severance or termination benefits, a lump sum equal to the economic value of the employment agreement (as reasonably determined by the parties in good faith) which CSX and Mr. LeVan had entered into in connection with the Conrail-CSX merger as originally proposed. Under the terms of the Merger Agreement between CSX and Conrail Inc., Company executives (other than Mr. LeVan) will be entitled to compensation equal to that provided for in the Change of Control Contracts if their employment is terminated under certain specified circumstances or if they remain employed until May 31, 1998.

     CSX Corporation has agreed to honor all obligations under employment agreements and employee benefit plans, programs and policies and arrangements of Conrail in accordance with the terms of the Merger Agreement and to provide benefits to those employees of Conrail transferred to CSX or another entity. Severance or supplemental retirement benefits will be provided to non-union employees (other than executive level employees) who are terminated within three years following the regulatory approval of the merger, equal to between six months and 24 months of salary (depending upon an employee's service). Medical coverage will also be continued for these employees for specified periods. A stay bonus program has also been established that provides a lump sum cash payment to non-union employees who remain employed until regulatory approval of the merger with additional payments made to those employees who remain employed for up to six months thereafter.

Item 12.  Security Ownership of Certain Beneficial
-------   ----------------------------------------
          Owners and Management.
          ---------------------

      Outstanding Shares. One hundred percent (100%) of Conrail's common stock is held by Conrail Inc. As of the close of business on March 15, 1998, there were issued and outstanding 100 shares of Conrail Inc. Common Stock. To Conrail's knowledge, the only persons (or "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) who, as of March 15, 1998, owned beneficially more than 5% of any class of Conrail Inc.'s voting securities are listed in the following table.


                      Name and Address               Amount and Nature of       Percent
Title of Class        of Beneficial Owner            Beneficial Ownership       of Class
--------------        -------------------            --------------------       --------


Conrail Inc.          Deposit Guaranty National Bank         100                100%
Common                333 Texas Street
Stock                 Shreveport, LA  71101


1. Held in trust on behalf of Norfolk Southern Corporation (58%) and CSX Corporation (42%). These shares represent 100% of Conrail Inc.'s total voting securities.


     Ownership by Management of Equity Securities. As a result of the acquisition of 100% of Conrail Inc.'s Common Stock by CSX and NSC, Conrail management and directors hold no Conrail Inc. equity securities.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
-------------------------------------------------------

Section 16(a) of the Exchange Act and the rules and regulations promulgated thereunder require that certain officers, directors and 10% beneficial owners of Conrail Common Stock file with the Securities and Exchange Commission, within specified time periods, reports concerning transactions in Conrail Inc. securities. Based on its review of the filed forms or written representations that, in certain instances, no filing is required, Conrail believes that all Section 16(a) filing requirements during 1997 were complied with.

          and

Item 13.  Certain Relationships and Related Transactions.
-------   ----------------------------------------------

         None except as disclosed in Item 10.

                               PART IV

Item 14.  Exhibits, Financial Statement
-------   -----------------------------
          Schedules, and Reports on Form 8-K.
          ----------------------------------

(a)  The following documents are filed as a part of this report:

     1.   Financial Statements:
                                                                 Page
                                                                 ----

          Report of Independent Accountants...................... 38
          Consolidated Statements of Income for each of the
               three years in the period ended December 31, 1997. 39 Consolidated Balance Sheets at December 31, 1997
               and 1996 ......................................... 40
          Consolidated Statements of Stockholder's
               Equity for each of the three years in the
               period ended December 31, 1997.................... 41
          Consolidated Statements of Cash Flows for each of
               the three years in the period ended
               December 31, 1997   .............................. 42
          Notes to Consolidated Financial Statements............. 43

     2.   Financial Statement Schedules:

          The following financial statement schedules should be read in connection with the financial statements listed in Item 14(a)1 above.

                Index to Financial Statement Schedules
                --------------------------------------

                                                                 Page
                                                                 ----

          Schedule II    Valuation and Qualifying Accounts....... S-1

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


     Management Compensation Plans and Contracts
     -------------------------------------------


    10.4 Consolidated Rail Corporation 1997 Annual Performance Achievement Reward Plan.

    10.5 Retirement Plan for Non-employee Directors, as amended February 21, 1990, filed as Exhibit 10.10 to the
              Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 and included herein by reference.

    10.6      Amendment to Retirement Plan for Non-employee
              Directors, dated as of May 21, 1997.



    12       Computation of the ratio of earnings to fixed charges.

    23       Consent of Independent Accountants.

    24 Each of the officers and directors signing this Annual Report on Form 10-K has signed a power of attorney, contained on page 77 hereof, with respect to amendments to this Annual Report.

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

                                        CONSOLIDATED RAIL CORPORATION

Date: March 18, 1998

                                        By  /s/ David M. LeVan
                                        ----------------------------
                                        David M. LeVan
                                        Chairman, President and Chief
                                          Executive Officer and
                                          Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 18th day of March, 1998, by the following persons on behalf of Consolidated Rail
Corporation and in the capacities indicated.

Signature                               Title

/s/ David M. LeVan                      Chairman, President and Chief
-----------------------------           Executive Officer and Director
David M. LeVan                          (Principal Executive Officer)



/s/ John A. McKelvey                    Senior Vice President-Finance
-----------------------------           (Principal Financial Officer)
John A. McKelvey


/s/ Donald W. Mattson                   Vice President-Controller
-----------------------------           (Principal Accounting Officer)
Donald W. Mattson

/s/ H. Furlong Baldwin                  Director
-----------------------------
H. Furlong Baldwin


/s/ Claude S. Brinegar                  Director
-----------------------------
Claude S. Brinegar

                                        Director
-----------------------------
Daniel B. Burke


/s/ Kathleen Foley Feldstein            Director
-----------------------------
Kathleen Foley Feldstein


/s/ Roger S. Hillas                     Director
-----------------------------
Roger S. Hillas


/s/ E. Bradley Jones                    Director
-----------------------------
E. Bradley Jones


/s/ David B. Lewis                      Director
-----------------------------
David B. Lewis


/s/ John C. Marous                      Director
-----------------------------
John C. Marous


/s/ Gail J. McGovern                    Director
-----------------------------
Gail J. McGovern

                                        Director
-----------------------------
Raymond T. Schuler

                                        Director
-----------------------------
David H. Swanson

                                  E-1
                             EXHIBIT INDEX



Exhibit No.



10.4      Consolidated Rail Corporation 1997 Annual Performance
          Achievement Reward Plan for Officers

10.6      Amendment to Retirement Plan for Non-employee Directors

12        Computation of the ratio of earnings
          to fixed charges

23        Consent of Independent Accountants

27        Financial Data Schedule

Exhibits 2, 3.1, 3.2, 3.3, 4.1, 4.2, 10.1, 10.2, 10.3, and 10.5 are
incorporated herein by reference. Powers of attorney with respect to amendments to this Annual Report are contained on page 77.