Form 10-Q
period 1998-03-31
CONSOLIDATED RAIL CORP /PA/
filed 1998-05-13
CIK 810765

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-Q

(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998
                                                        --------------
    or
( ) Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from        to
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

Number of shares of common stock outstanding (as of April 30, 1998)
100

                       CONSOLIDATED RAIL CORPORATION



                                   INDEX





                                                          Page Number
                                                          -----------

    PART I.   FINANCIAL INFORMATION

              Item 1.  Financial Statements:

                       Condensed Consolidated Statements
                       of Income - Quarters ended
                       March 31, 1998 and 1997                 3

                       Condensed Consolidated Balance
                       Sheets - March 31, 1998 and
                       December 31, 1997                       4

                       Condensed Consolidated Statements
                       of Cash Flows - Quarters ended
                       March 31, 1998 and 1997                 5

                       Notes to Condensed Consolidated
                       Financial Statements                    6

                       Report of Independent Accountants       8

              Item 2.  Management's Discussion and
                       Analysis of Financial Condition
                       and Results of Operations               9

    PART II.  OTHER INFORMATION

              Item 6.  Exhibits and Reports on Form 8-K       12

    SIGNATURES                                                13

                       PART I. FINANCIAL INFORMATION

                       CONSOLIDATED RAIL CORPORATION

 Item 1.  Financial Statements.
          --------------------

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

 ($ In Millions)
                                                      Quarters ended
                                                         March 31
                                                      --------------
                                                      1998      1997
                                                      ----      ----

 Revenues                                             $921      $898
                                                      ----      ----
 Operating expenses
   Way and structures                                  124       124
   Equipment                                           187       202
   Transportation                                      350       348
   General and administrative                           71        87
   Merger-related compensation costs                    25         -
   Merger costs                                          4        22
                                                      ----      ----
     Total operating expenses                          761       783
                                                      ----      ----
 Income from operations                                160       115
 Interest expense                                      (41)      (42)
 Other income, net                                      18        23
                                                      ----      ----
 Income before income taxes                            137        96
 Income taxes                                           52        36
                                                      ----      ----
 Net income                                           $ 85      $ 60
                                                      ====      ====
 Ratio of earnings to fixed charges                   3.44x     2.57x






 See accompanying notes.


                       CONSOLIDATED RAIL CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

   ($ In Millions)                              March 31,   December 31,
                                                   1998         1997
                                                ---------   ------------

         ASSETS
   Current assets
     Cash and cash equivalents                   $  110       $   87
     Accounts receivable                            624          649
     Deferred tax assets                            107          107
     Material and supplies                          121          104
     Other current assets                             6           12
                                                 ------       ------
         Total current assets                       968          959
   Property and equipment, net                    6,861        6,829
   Other assets                                     688          676
                                                 ------       ------
         Total assets                            $8,517       $8,464
                                                 ======       ======

       LIABILITIES AND STOCKHOLDER'S EQUITY
   Current liabilities
     Current maturities of long-term debt           123          112
     Accounts payable                               206          161
     Wages and employee benefits                    344          366
     Casualty reserves                              110          139
     Accrued and other current liabilities          465          479
                                                 ------       ------
         Total current liabilities                1,248        1,257
   Long-term debt                                 1,703        1,732
   Casualty reserves                                197          198
   Deferred income taxes                          1,489        1,462
   Special income tax obligation                    268          283
   Other liabilities                                506          511
                                                 ------       ------
         Total liabilities                        5,411        5,443
                                                 ------       ------
   Stockholder's equity
     Preferred stock
     Common stock
     Additional paid-in capital                   1,864        1,864
     Retained earnings                            1,242        1,157
                                                 ------       ------
         Total stockholder's equity               3,106        3,021
                                                 ------       ------
         Total liabilities and
          stockholder's equity                   $8,517       $8,464
                                                 ======       ======



   See accompanying notes.

                       CONSOLIDATED RAIL CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (Unaudited)




 ($ In Millions)


                                                     Quarters ended
                                                       March 31,
                                                     --------------
                                                      1998    1997
                                                     -----   -----
 Cash flows from operating activities                 $138    $166
                                                      ----    ----

 Cash flows from investing activities
   Property and equipment acquisitions                 (98)    (41)
   Other                                                 -      (4)
                                                      ----    ----

      Net cash used in investing activities            (98)    (45)
                                                      ----    ----

 Cash flows from financing activities
 Net repayment of short-term borrowings                  -     (34)
 Payment of long-term debt                             (17)    (63)
 Dividends paid on common stock                          -     (27)
 Other                                                   -       4
                                                      ----    ----

      Net cash used in financing activities            (17)   (120)
                                                      ----    ----

 Increase in cash and cash equivalents                  23       1

 Cash and cash equivalents
   Beginning of period                                  87      17
                                                      ----    ----

   End of period                                      $110    $ 18
                                                      ====    ====


 See accompanying notes.

                       CONSOLIDATED RAIL CORPORATION

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)



     1. The unaudited financial statements contained herein present the consolidated financial position of Consolidated Rail Corporation (the "Company") as of March 31, 1998 and December 31, 1997, and the consolidated results of operations and cash flows for the three-month periods ended March 31, 1998 and 1997. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the results for the interim periods included. Merger costs have been reclassified in the 1997 condensed consolidated statement of income to conform to the current year presentation.

     The rules and regulations of the Securities and Exchange Commission permit certain information and footnote disclosures, ordinarily required by generally accepted accounting principles, to be condensed or omitted from interim financial reports. Accordingly, the financial statements included herein should be read in conjunction with the audited financial statements and notes for the year ended December 31, 1997, presented in the Company's Annual Report on Form 10-K.

     2. During the first quarter of 1998, the Company recorded a charge of $21 million ($14 million after income taxes) representing a portion of an amount to be paid to certain non-union employees as an incentive to continue their employment with the Company through the effective date of the requisite Surface Transportation Board approval of the joint acquisition of Conrail Inc. ("Conrail"), the Company's parent, by CSX Corporation and Norfolk Southern Corporation, and subsequent transition period. The Company recorded a charge of $49 million ($31 million after income taxes) for the year ended December 31, 1997, related to these incentive payments. The total amount of such payments is expected to be approximately $125 million and will continue to be accrued ratably through the fourth quarter of 1998.

     The Company has also recorded merger-related compensation costs of $4 million ($2 million after income taxes) representing payments made to certain middle management employees as provided in the amended merger agreement.

     3. Merger costs of $4 million ($2 million after income taxes) and $22 million ($14 million after income taxes) were incurred in the first quarters of 1998 and 1997, respectively, in connection with the acquisition of Conrail.

     4. Information regarding contingent liabilities and litigation was included in Note 14 to Consolidated Financial Statements and Part I,
     Item 3 - Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. There have been no material developments with respect to these matters during the first three months of 1998, except as disclosed in the Annual Report on Form 10-K or elsewhere herein.

                     REPORT OF INDEPENDENT ACCOUNTANTS


    The Stockholder and Board of Directors of
    Consolidated Rail Corporation

    We have reviewed the accompanying condensed consolidated balance sheet of Consolidated Rail Corporation and its subsidiaries (the "Company") as of March 31, 1998 and the related condensed consolidated statements of income and cash flows for the three months ended March 31, 1998 and March 31, 1997. This financial information is the responsibility of the Company's management.

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

    We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997, and the related consolidated statements of income, of stockholder's equity and of cash flows for the year then ended (not presented herein), and in our report dated January 19, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



    PRICE WATERHOUSE LLP
    Thirty South Seventeenth Street
    Philadelphia, PA 19103

    April 15, 1998

                       CONSOLIDATED RAIL CORPORATION


    Item 2.  Management's Discussion and Analysis of Financial Condition
             -----------------------------------------------------------
             and of Results of Operations.
             ----------------------------

    Overview
    --------

    Net income for Consolidated Rail Corporation, (the "Company") was $85 million for the first quarter of 1998 as compared with $60 million for the first quarter of 1997. The results for the first quarters of 1998 and 1997 include merger-related costs of $29 million ($18 million after income taxes) and $22 million ($14 million after income taxes), respectively, resulting from the acquisition of the Company's parent, Conrail Inc. (see Notes 2 and 3 to the Condensed Consolidated Financial Statements). Without the merger-related costs, the Company's net income for the first quarters of 1998 and 1997 would have been $103 million and $74 million, respectively.

    Increases in traffic volume and operating revenues and reductions of certain operating expenses contributed to the favorable operating results for the first quarter of 1998 versus the same quarter of 1997. The operating ratio (operating expenses as a percent of revenues before merger-related costs) was 79.6% for the first quarter of 1998 as compared with an operating ratio (excluding merger costs) of 84.7% for the first quarter of 1997.

    Results of Operations
    ---------------------

    First Quarter 1998 compared with First Quarter 1997
    ---------------------------------------------------

    Net income for the first quarter of 1998 was $85 million compared with net income for the first quarter of 1997 of $60 million. Without merger-related costs (see Notes 2 and 3 to the Condensed Consolidated Financial Statements), net income would have been $103 million and $74 million for the first quarters of 1998 and 1997, respectively.

    Operating revenues (primarily freight and line-haul revenues, but also including switching, demurrage and incidental revenues) increased $23 million, or 2.6%, from $898 million in the first quarter of 1997 to $921 million in the first quarter of 1998. A 5.7% increase in traffic volume in units (freight cars and intermodal trailers and containers) resulted in a $49 million increase in revenues. However, a decline in average revenue per unit decreased revenues by $24 million for the quarter, due to decreases in average rates, $15 million, and an unfavorable traffic mix, $9 million.

    Operating expenses decreased $22 million, or 2.8%, from $783 million in the first quarter of 1997 to $761 million in the first quarter of 1998. The following table sets forth the operating expenses for the two periods:

                                       First Quarter
                                       -------------
                                                           Increase
    ($ In Millions)                    1998     1997      (Decrease)
                                       ----     ----      ----------
    Compensation and benefits          $322     $313        $  9
    Fuel                                 44       57         (13)
    Material and supplies                44       49          (5)
    Equipment rents                      82       92         (10)
    Depreciation and amortization        76       73           3
    Casualties and insurance             35       39          (4)
    Other                               129      138          (9)
    Merger-related compensation          25                   25
    Merger costs                          4       22         (18)
                                       ----     ----        ----
                                       $761     $783        $(22)
                                       ====     ====        ====

    Compensation and benefits increased $9 million, or 2.9%, primarily as a result of increased wage rates that became effective during the third quarter of 1997 and increases in other employee-related costs, including incentive compensation. These increases were partially offset by increases in capitalized labor for the first quarter of 1998, compared with the first quarter of 1997. Compensation and benefits as a percent of revenues was 35.0% in the first quarter of 1998, compared with 34.9% in the first quarter of 1997.

    Fuel costs decreased $13 million, or 22.8%, mainly as a result of lower average fuel prices during the first quarter of 1998 as compared with the same quarter of 1997.

    The decline in equipment rents of $10 million, or 10.9%, in the first quarter of 1998 compared with the first quarter of 1997, was attributable mostly to lower than previously estimated car hire settlement costs for prior periods and higher off-line income from the Company's cars.

    The Company's operating ratio was 82.7% for the first quarter of 1998 compared with 87.2% for the first quarter of 1997. Excluding the merger-related costs, the operating ratios for the first quarters of 1998 and 1997 would have been 79.6% and 84.7%, respectively.

    Liquidity and Capital Resources
    -------------------------------

    The Company's cash and cash equivalents increased $23 million in the first quarter of 1998, from $87 million at December 31, 1997 to $110 million at March 31, 1998. Cash generated from operations has been the Company's principal source of liquidity. In the first quarter of 1998, operating activities provided cash of $138 million.

    The principal uses of cash were for property and equipment acquisitions, $98 million and payment of long-term debt, $17 million.

    A working capital (current assets less current liabilities) deficit of $280 million existed at March 31, 1998, compared with a $298 million deficit at December 31, 1997. Management believes that the Company's financial position allows it sufficient access to credit sources on investment grade terms.

    In 1997, the Company recorded $159 million of short-term liabilities and a $221 million long-term liability, and in 1998, has recorded an additional $21 million short-term liability for certain merger-related costs, none of which is expected to require the future use of the Company's cash for settlement.


    Forward-Looking Statements
    --------------------------
    Except for the historical information contained herein, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that cannot be predicted accurately; that may be beyond the Company's control and that may cause actual results to differ. Certain of these risks and uncertainties include, but are not limited to, the effect of economic conditions, competition, regulation and weather on the Company's operations, customers, service and prices; the effect of the Conrail acquisition and the pending regulatory approval of such acquisition on the Company's operations and business and other factors discussed elsewhere in this report and, from time to time, in other reports filed with the Securities and Exchange Commission.

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


    Date: May 13, 1998

                               EXHIBIT INDEX
                               -------------



 Exhibit
   No.
 -------


    12      Computations of the ratio of earnings
            to fixed charges.

    15      Letter re unaudited interim financial
            information from Price Waterhouse
            LLP.

    27      Financial data schedule.