Form 10-Q
period 1998-06-30
CONSOLIDATED RAIL CORP /PA/
filed 1998-08-12
CIK 810765

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                                FORM 10-Q

 (X)Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998
                                                        -------------
    or
 ( )Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from       to
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

Number of shares of common stock outstanding (as of July 31, 1998)
100

                      CONSOLIDATED RAIL CORPORATION



                                  INDEX





                                                        Page Number
                                                        ------------

   PART I.  FINANCIAL INFORMATION

           Item 1.  Financial Statements:

                    Condensed Consolidated Statements
                    of Income - Quarters and six months
                    ended June 30, 1998 and 1997             3

                    Condensed Consolidated Balance
                    Sheets - June 30, 1998 and
                    December 31, 1997                        4

                    Condensed Consolidated Statements
                    of Cash Flows - Six months ended
                    June 30, 1998 and 1997                   5

                    Notes to Condensed Consolidated
                    Financial Statements                     6

                    Report of Independent Accountants        8

           Item 2.  Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                            9


   PART II.         OTHER INFORMATION


           Item 6.  Exhibits and Reports on Form 8-K        14


   SIGNATURES                                               15

                      PART I. FINANCIAL INFORMATION
                      CONSOLIDATED RAIL CORPORATION

Item 1.  Financial Statements.
         --------------------


               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)

($ In Millions)
                                      Quarters Ended    Six Months Ended
                                         June 30,           June 30,
                                      --------------    ----------------
                                        1998    1997      1998      1997
                                      ------   -----    ------    ------


Revenues                                $977  $  931    $1,898    $1,829

Operating expenses
  Way and structures                     119     113       243       237
  Equipment                              191     199       378       401
  Transportation                         344     334       694       682
  General and administrative              75      77       146       164
  ESOP termination charge                  -     221         -       221
  Merger-related compensation costs       25     180        50       180
  Merger costs                            18      39        22        61
                                        ----  ------    ------    ------
    Total operating expenses             772   1,163     1,533     1,946
                                        ----  ------    ------    ------

Income (loss) from operations            205    (232)      365      (117)

Interest expense                         (38)    (42)      (79)      (84)

Other income, net                         19      24        37        47
                                        ----  ------    ------    ------

Income (loss) before income taxes        186    (250)      323      (154)

Income taxes                              71      24       123        60
                                        ----  ------    ------    ------
Net income (loss)                       $115  $ (274)   $  200    $ (214)
                                        ====  ======    ======    ======

Ratio of earnings to fixed charges      4.53x     -       3.97x       -


See accompanying notes.


                      CONSOLIDATED RAIL CORPORATION
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Unaudited)

  ($ In Millions)                             June 30,    December 31,
                                                1998          1997
                                              --------    ------------

         ASSETS
  Current assets
    Cash and cash equivalents                 $   55         $   87
    Accounts receivable                          622            649
    Deferred tax assets                          107            107
    Material and supplies                        122            104
    Other current assets                          13             12
                                              ------         ------
         Total current assets                    919            959

  Property and equipment, net                  6,940          6,829
  Other assets                                   706            676
                                              ------         ------
         Total assets                         $8,565         $8,464
                                              ======         ======

         LIABILITIES AND STOCKHOLDER'S EQUITY
  Current liabilities
    Current maturities of long-term debt         121            112
    Accounts payable                             234            161
    Wages and employee benefits                  336            366
    Casualty reserves                            138            139
    Accrued and other current liabilities        434            479
                                              ------         ------
         Total current liabilities             1,263          1,257

  Long-term debt                               1,655          1,732
  Casualty reserves                              165            198
  Deferred income taxes                        1,506          1,462
  Special income tax obligation                  253            283
  Other liabilities                              502            511
                                              ------         ------
         Total liabilities                     5,344          5,443
                                              ------         ------
  Stockholder's equity
    Preferred stock
    Common stock
    Additional paid-in capital                 1,864          1,864
    Retained earnings                          1,357          1,157
                                              ------         ------
         Total stockholder's equity            3,221          3,021
                                              ------         ------
         Total liabilities and
          stockholder's equity                $8,565         $8,464
                                              ======         ======


  See accompanying notes.

                      CONSOLIDATED RAIL CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)


($ In Millions)


                                                    Six Months Ended
                                                        June 30,
                                                    ----------------
                                                     1998       1997
                                                    -----      -----
Cash flows from operating activities                $ 281      $ 313
                                                    -----      -----
Cash flows from investing activities
  Property and equipment acquisitions                (242)      (147)
  Other                                                (7)        (6)
                                                    -----      -----
      Net cash used in investing activities          (249)      (153)
                                                    -----      -----
Cash flows from financing activities
  Net reduction in short-term borrowings                -        (44)
  Payment of long-term debt                           (64)       (86)
  Dividends paid on common stock                        -        (27)
  Other                                                 -          7
                                                    -----      -----

      Net cash used in financing activities           (64)      (150)
                                                    -----      -----

Increase (decrease) in cash and cash equivalents      (32)        10

Cash and cash equivalents
  Beginning of period                                  87         17
                                                    -----      -----

  End of period                                     $  55      $  27
                                                    =====      =====



See accompanying notes.

                    CONSOLIDATED RAIL CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             (Unaudited)



1. The unaudited financial statements contained herein present the consolidated financial position of Consolidated Rail Corporation (the "Company"), a wholly-owned subsidiary of Conrail Inc. ("Conrail"), as of June 30, 1998 and December 31, 1997, the consolidated results of operations for the three and six-month periods ending June 30, 1998 and 1997 and the consolidated cash flows for the six-month periods ended June 30, 1998 and 1997. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments and those mentioned in Notes 2 through 6, necessary to present fairly the results for the interim periods included.

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

2. During the second quarters of 1998 and 1997, the Company recorded charges of $21 million ($12 million after income taxes) and $7 million ($4 million after income taxes), respectively, representing a portion of an amount to be paid to certain non-union employees as an incentive to continue their employment with the Company through the effective date of the requisite Surface Transportation Board ("STB") approval of the joint acquisition of Conrail by CSX Corporation ("CSX") and Norfolk Southern Corporation ("NSC"), and subsequent transition period. The Company has recorded charges of $42 million ($26 million after income taxes) and $7 million ($4 million after income taxes) for the six months ended June 30, 1998 and 1997, respectively, related to these incentive payments. The total amount of such payments is expected to be approximately $125 million and will continue to be accrued ratably through the fourth quarter of 1998.

The Company has also recorded merger-related compensation costs of $4 million ($3 million after income taxes) and $8 million ($5 million after income taxes) for the quarter and six months ended June 30, 1998, respectively, representing payments made to certain middle management employees as provided in the amended merger agreement.

3. Merger costs of $18 million ($12 million after income taxes) and $39 million ($24 million after income taxes) were recorded during the second quarters of 1998 and 1997, respectively. Such costs amounted to $22 million ($14 million after income taxes) and $61 million ($38 million after income taxes) for the first six months of 1998 and 1997, respectively. In 1997, this amount primarily includes costs for investment banking, legal and consulting services related to the acquisition of Conrail by CSX and NSC, and in 1998, includes costs to facilitate the merger of the Company's activities into those of CSX and NSC, principally computer systems integration.

4. In the second quarter of 1997, the Company recorded a charge of $221 million (no related income tax effect) for the termination of its Non-union Employee Stock Ownership Plan ("ESOP") as a result of the repayment of the ESOP note payable of $291 million to the Company.

5. In the second quarter of 1997, the Company recorded a charge of $110 million ($103 million after income taxes) in connection with employment agreements with certain executives, which became operative upon a change in control as defined in such agreements, a result of the acquisition of Conrail by CSX and NSC. As required by the agreements, a portion of the benefits under these agreements, $35 million, was paid on May 31, 1998, from the Conrail employee benefits trust. Severance benefits to be paid to other Company employees will be determined and accrued when the employees adversely affected by the transaction are identified, which should occur subsequent to August 22, 1998, the effective date of the STB decision.

6. In connection with the joint acquisition of Conrail by CSX and NSC, all outstanding performance shares and all outstanding unvested stock options, restricted shares and phantom shares vested during the second quarter of 1997. The Company paid all of the amounts due employees under these arrangements and recorded a $63 million charge ($39 million after income taxes) in that quarter.

7. Information regarding contingent liabilities and litigation was included in Note 14 to Consolidated Financial Statements and Part I,
Item 3 - Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. There have been no material developments with respect to these matters during the first six months of 1998, except as disclosed in the Annual Report on Form 10-K or elsewhere herein.

                  REPORT OF INDEPENDENT ACCOUNTANTS


The Stockholder and Board of Directors of
Consolidated Rail Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Consolidated Rail Corporation and its subsidiaries (the "Company") as of June 30, 1998 and the related condensed consolidated statements of income for the three and six months ended June 30, 1998 and June 30, 1997 and the condensed consolidated statements of cash flows for the six months ended June 30, 1998 and June 30, 1997. This financial information is the responsibility of the Company's management.

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



PricewaterhouseCoopers LLP
Thirty South Seventeenth Street
Philadelphia, PA 19103

July 15, 1998

                      CONSOLIDATED RAIL CORPORATION

Item 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations.
         -----------------------------------
Overview
--------

Net income for Consolidated Rail Corporation (the "Company") was $115 million for the second quarter of 1998 as compared with a net loss of $274 million for the second quarter of 1997. The results for the second quarter of 1998 include merger-related costs of $43 million ($27 million after income taxes). The second quarter 1997 net loss includes an ESOP termination charge of $221 million (no related income tax effect) and merger-related costs of $219 million ($170 million after income taxes). The merger-related costs in both quarters result from the acquisition of the Company's parent, Conrail, (see Notes 2 through 6 to the Condensed Consolidated Financial Statements). Without the merger-related costs and ESOP termination charge, the Company's net income would have been $142 million and $117 million for the second quarters of 1998 and 1997, respectively.

Net income for the first six months of 1998 was $200 million as compared with a net loss of $214 million for the first six months of 1997. The results for the first half of 1998 include merger-related costs of $72 million ($45 million after income taxes). The results for the first half of 1997 include the aforementioned ESOP termination charge and merger-related costs of $241 million ($184 million after income taxes). Without the merger-related costs and ESOP termination charge, the Company's net income would have been $245 million and $191 million for the first six months of 1998 and 1997, respectively.

Increases in traffic volume and operating revenues were the primary contributors to the more favorable operating results for the second quarter and first six months of 1998 as compared with the same periods of 1997. However, the 1998 first half rate of growth in line haul revenue is not expected to continue into the second half of 1998.

Acquisition of Conrail Inc.
--------------------------

On June 8, 1998, the STB approved the application of CSX and NSC to control Conrail. On July 23, 1998, the STB issued a written opinion that permits those companies to exercise operating control of Conrail beginning August 22, 1998, unless such decision is stayed or appealed.


Results of Operations
---------------------

Second Quarter 1998 compared with Second Quarter 1997
-----------------------------------------------------

The net income for the second quarter of 1998 was $115 million compared with a net loss for the second quarter of 1997 of $274 million after merger-related costs recorded in both quarters (see
Notes 2 through 6 to the Condensed Consolidated Financial
Statements).

Operating revenues (primarily freight and line-haul revenues, but also including switching, demurrage and incidental revenues) increased $46 million, or 4.9%, from $931 million in the second quarter of 1997 to $977 million in the second quarter of 1998. A 5.3% increase in traffic volume in units (freight cars and intermodal trailers and containers) resulted in a $47 million increase in revenues. Average revenue per unit decreased revenues by $8 million for the period, with an unfavorable traffic mix causing a $14 million decrease while higher average rates increased revenues by $6 million. Other revenues increased by $7 million.

Operating expenses decreased $391 million, or 33.6%, from $1,163 million in the second quarter of 1997 to $772 million in the second quarter of 1998. The following table sets forth the operating expenses for the two periods:


                                      Second Quarter
                                      --------------
                                                           Increase
($ In Millions)                        1998     1997      (Decrease)
                                      -----   ------      ----------
Compensation and benefits              $321   $  299       $  22
Fuel                                     42       47          (5)
Material and supplies                    45       46          (1)
Equipment rents                          89       92          (3)
Depreciation and amortization            76       72           4
Casualties and insurance                 28       36          (8)
Other                                   128      131          (3)
ESOP termination charge                          221        (221)
Merger-related compensation              25      180        (155)
Merger costs                             18       39         (21)
                                      -----  -------       -----
                                       $772   $1,163       $(391)
                                      =====  =======       =====

Compensation and benefits increased $22 million, or 7.4%, primarily as a result of higher wage rates that became effective during the third quarter of 1997 and increases in other employee-related costs, including incentive compensation. Higher traffic volume also contributed to increased compensation costs for employees providing transportation services. Compensation and benefits as a percent of revenues was 32.9% in the second quarter of 1998 as compared with 32.1% in the second quarter of 1997.

Casualties and insurance costs decreased $8 million, or 22.2%, primarily due to reductions in both the number of and costs associated with employee injuries.

The Company recorded $43 million and $440 million of merger-related costs during the second quarters of 1998 and 1997, respectively, (see Notes 2 through 6 to the Condensed Consolidated Financial
Statements).

The Company's operating ratio (operating expenses as a percent of revenues) was 79.0% for the second quarter of 1998 compared with 124.9% for the second quarter of 1997. Excluding the merger-related costs and ESOP termination charge, the operating ratios would have been 74.6% and 77.7% for the second quarters of 1998 and 1997, respectively.

The significant difference between the effective tax rates for the second quarter of 1998 as compared with the second quarter of 1997 results from the nondeductibility for income tax purposes of the ESOP termination charge and certain merger-related compensation costs recorded in the second quarter of 1997.


First Six Months of 1998 compared with First Six Months of 1997
---------------------------------------------------------------

The net income for the first six months of 1998 was $200 million compared with a net loss for the first six months of 1997 of $214 million after merger-related costs recorded in both periods (see
Notes 2 through 6 to the Condensed Consolidated Financial
Statements).

Operating revenues increased $69 million, or 3.8%, to $1,898 million for the first six months of 1998 from $1,829 million for the first six months of 1997. A 5.5% increase in traffic volume resulted in a $96 million increase in revenues. An unfavorable traffic mix and a decrease in average rates reduced revenues by $24 million and $8 million, respectively. Other revenues increased by $5 million.

Operating expenses decreased $413 million, or 21.2%, to $1,533 million in the first six months of 1998, from $1,946 million in the first six months of 1997. The following table sets forth the operating expenses for the two periods:


                                      First Six Months
                                      ----------------
                                                         Increase
   ($ In Millions)                      1998     1997    (Decrease)
                                      ------   ------    --------

   Compensation and benefits          $  643   $  612     $  31
   Fuel                                   86      104       (18)
   Material and supplies                  89       95        (6)
   Equipment rents                       171      184       (13)
   Depreciation and amortization         152      145         7
   Casualties and insurance               63       75       (12)
   Other                                 257      269       (12)
   ESOP termination charge                        221      (221)
   Merger-related compensation            50      180      (130)
   Merger-related costs                   22       61       (39)
                                      ------   ------     -----
                                      $1,533   $1,946     $(413)
                                      ======   ======     =====


Compensation and benefits increased $31 million, or 5.1%, primarily as a result of increased wage rates that became effective during the third quarter of 1997 and increases in other employee-related costs, including incentive compensation. Higher traffic volume also contributed to increased compensation costs for employees providing transportation services. These increases were partially offset by increases in capitalized labor for the first half of 1998, compared with the first half of 1997. Compensation and benefits as a percent of revenues was 33.9% in the first six months of 1998 as compared with 33.5% in the first six months of 1997.

Fuel costs decreased $18 million, or 17.3%, mainly as a result of lower average fuel prices during the first six months of 1998 as compared with the same period of 1997.

The decline in equipment rents of $13 million, or 7.1%, was attributable mostly to lower than previously estimated car hire settlement costs for prior periods and higher off-line income from use of the Company's cars by other railroads.

Casualties and insurance costs decreased $12 million, or 16.0%, primarily due to reductions in both the number of and costs associated with employee injuries.

The Company's operating ratio was 80.8% for the first six months of 1998, compared with 106.4% for the first six months of 1997. Without the merger-related costs and ESOP termination charge, the operating ratio would have been 77.0% and 81.1% for the first six months of 1998 and 1997, respectively.

The significant difference between the effective tax rates for the first half of 1998 as compared with the same period of 1997 results from the nondeductibility for income tax purposes of the ESOP termination charge and certain merger-related compensation costs incurred during the first six months of 1997.

Liquidity and Capital Resources
-------------------------------

The Company's cash and cash equivalents decreased $32 million in the first six months of 1998, from $87 million at December 31, 1997 to $55 million at June 30, 1998. Cash generated from operations has been the Company's principal source of liquidity. In the first six months of 1998, operating activities provided cash of $281 million.

The principal uses of cash were for property and equipment acquisitions, $242 million, and payment of long-term debt, $64 million.

A working capital (current assets less current liabilities) deficit of $344 million existed at June 30, 1998, compared with a $298 million deficit at December 31, 1997. Management believes that the Company's financial position allows it sufficient access to credit sources on investment grade terms.

In 1997, the Company recorded $159 million of short-term liabilities and a $221 million long-term liability, and in 1998, the Company has recorded an additional $42 million short-term liability for certain merger-related costs. None of the liabilities is expected to require the future use of the Company's cash for settlement.

Other Matters
-------------

While the Company is implementing procedures to resolve anticipated year 2000 issues related to certain of its computer systems, it has not taken action on all of its computer systems since it believes that such issues will be resolved in connection with the proposed integration of its systems with those of CSX and NSC as a result of the Conrail acquisition. In the event this integration is not successful or completed in a timely manner, the Company believes such an event could result in a material financial risk and serious disruption in its operations.

Forward-Looking Statements
--------------------------

Except for the historical information contained herein, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that cannot be predicted accurately; that may be beyond the Company's control and that may cause actual results to differ. Certain of these risks and uncertainties include, but are not limited to, the effect of economic conditions, competition, regulation and weather on the Company's operations, customers, service and prices; the effect of the Conrail acquisition on the Company's operations and business and other factors discussed elsewhere in this report and, from time to time, in other reports filed with the Securities and Exchange Commission.

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

               15      Letter re unaudited interim financial
                       information from PricewaterhouseCoopers LLP.

               27      Financial data schedule.

          (b)  Reports on Form 8-K

               None

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CONSOLIDATED RAIL CORPORATION
                                   Registrant






                                    /s/ Timothy T. O'Toole
                                    ---------------------------
                                    Timothy T. O'Toole
                                    President
                                    (Principal Legal Officer)




                                    /s/ John A. McKelvey
                                    ---------------------------
                                    John A. McKelvey
                                    Senior Vice President - Finance
                                    (Principal Financial Officer)




Date:  August 12, 1998

                              EXHIBIT INDEX
                              -------------

Exhibit
  No.
-------



  12 Computations of the ratio of earnings to fixed charges.


  15      Letter re unaudited interim financial
          information from PricewaterhouseCoopers LLP.


  27      Financial data schedule.